Form 10-Q
period 2021-06-30
Zeta Global Holdings Corp.
filed 2021-08-11
CIK 1851003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-40464

ZETA GLOBAL HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	80-0814458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3 Park Ave, 33
rd
Floor
New York, NY 10016
(Address of principal executive offices) (Zip Code)
(212)
967-5055
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	ZETA	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  ☐
No
  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
    Yes  ☐    No
☒
As of July 30, 2021, 152,291,889 shares of the registrant’s Class A common stock and 37,856,095 shares of registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.
Quarterly Report on Form
10-Q
For the Quarterly Period Ended June 30, 2021

i

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING
STATEMENTS
This Quarterly Report on Form
10-Q
contains
forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form
10-Q
that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking
statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Quarterly Report on Form
10-Q,
you should understand that these statements are not guarantees of future performance or results. The forward-looking
statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking
statements. Although we believe that these
forward-looking
statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking
statements. The following important factors, along with the factors discussed in “Risk Factors” in the Prospectus, may materially affect such forward-looking statements:

•	The impact of the COVID-19 pandemic on the global economy, our customers, employees and business;

•	We may experience fluctuations in our operating results, which could make our future operating results difficult to predict;

•	If we fail to innovate and make the right investment decisions in our product offerings and platform, we may not attract and retain customers and our revenue and results of operations may decline;

•
Our success and revenue growth depends on our ability to add and retain scaled customers, which we define as customers from which the Company has generated trailing-12-month
revenues of between $100,000 and $1 million.;

•	If we do not manage our growth effectively, the quality of our platform and solutions may suffer and our business, results of operations and financial condition may be adversely affected;

•
Our business and the effectiveness of our platform depends on our ability to collect and use data online. New consumer tools, regulatory restrictions and potential changes to web browsers and mobile operating systems all threaten our ability to collect such data, which could harm our operating results and financial condition and adversely affect the demand for our products and solutions;

•
The standards that private entities and inbox service providers adopt in the future to regulate the use and delivery of email may interfere with the effectiveness of our platform and our ability to conduct business

•
A significant inadvertent disclosure or breach of confidential and/or personal information we process, or a security breach of our or our customers’, suppliers’ or other partners’ computer systems could be detrimental to our business, reputation, financial performance and results of operations;

•
Our infrastructure depends on third-party data centers, systems and technologies to operate our business, the disruption of which could adversely affect our business, results of operations and financial condition;

•
Our failure to remediate the material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements or the inability to timely report our financial condition or results of operations; and

•	other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form
10-Q
should not be construed by you to be exhaustive and speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
WHERE YOU CAN FIND MORE INFORMATION
Our corporate website address is https://zetaglobal.com (“Corporate Website”). The contents of, or information accessible through, our Corporate Website are not part of this Form 10-Q.
The company maintains a dedicated investor website at https://investors.zetaglobal.com (“Investors Website”) which is similarly not part of this Form 10-Q. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our Investor Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
We may use our Investor Website as a distribution channel of material information about the Company including through press releases, investor presentations, sustainability reports, and notices of upcoming events. We intend to utilize our Investors Website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD.
Any reference to our Corporate Website or Investor Website addresses do not constitute incorporation by reference of the information contained on or available through those websites, and you should not consider such information to be a part of this Form 10-Q or any other filings we make with the SEC.

PART I
-
FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Unaudited Consolidated Balance Sheets
(In thousands, except shares, per share and par values)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$113,568	$50,725
Accounts receivable, net of allowance of $2,066 and $2,207 as of June 30, 2021 and December 31, 2020, respectively	72,044	79,366
Prepaid expenses	2,662	3,903
Other current assets	6,122	7,374

Total current assets	194,396	141,368

Property and equipment, net	5,738	6,117
Website and software development costs, net	38,615	32,891
Intangible assets, net	32,734	28,591
Goodwill	81,924	76,432
Deferred tax assets,	199	366
Other non-current assets	905	521

Total non-current assets	160,115	144,918
Total assets	$354,511	$286,286

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$30,869	$40,976
Accrued expenses	48,867	44,622
Acquisition related liabilities	6,275	6,018
Deferred revenue	3,612	4,053
Other current liabilities	7,356	8,310

Total current liabilities	96,979	103,979
Non-current liabilities:
Long term borrowings	183,443	189,693
Acquisition related liabilities	18,446	17,137
Warrants and derivative liabilities	—	58,100
Other non-current liabilities	2,585	2,387

Total non-current liabilities	204,474	267,317

Total liabilities	301,453	371,296

Commitments and contingencies (Note 8 )
Mezzanine equity:
Redeemable convertible preferred stock $0.001 per share par value, up to 60,137,979 shares authorized and 39,223,194 shares issued and outstanding as of December 31, 2020	—	154,210
Stockholders’ equity / (deficit):
Series A c ommon stock $0.001 per share value, up to 204,220,800 shares authorized, 112,012,693 shares issued and outstanding as of December 31, 2020	—	112
Treasury c ommon s tock, 8,195,464 shares repurchased at a weighted average price of $2.86 per share	(23,469)	(23,469)
Series B c ommon s tock $0.001 per share par value, up to 3,400,000 shares authorized, 3,054,318 shares issued and outstanding as of December 31, 2020	—	3
Class A common stock, par value $0.001 per share par value, up to 3,750,000,000 shares authorized and 152,270,401 shares issued and outstanding as of June 30, 2021	152	—
Class B common stock, par value $0.001, up to 50,000,000 shares authorized and 37,856,095 shares issued and outstanding as of June 30, 2021	38	—
Additional paid-in capital	439,999	28,425
Accumulated deficit	(361,550)	(242,254)
Accumulated other comprehensive loss	(2,112)	(2,037)

Total stockholders’ equity / (deficit)	53,058	(239,220)

Total liabilities and stockholders’ equity / (deficit)	$354,511	$286,286

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenues	$106,896	$77,130	$208,359	$158,390

Operating expenses:
Cost of revenues (excluding depreciation and amortization) (1)	42,212	29,296	81,184	59,825
General and administrative expenses (1)	65,907	17,327	85,039	36,120
Selling and marketing expenses (1)	82,845	16,842	103,415	36,090
Research and development expenses (1)	26,503	8,161	36,287	16,884
Depreciation and amortization	11,235	10,497	21,352	20,038
Acquisition related expenses	329	1,156	1,036	3,091
Restructuring expenses	150	498	437	1,691

Total operating expenses	229,181	83,777	328,750	173,739

Loss from operations	(122,285)	(6,647)	(120,391)	(15,349)
Interest expense	1,402	4,382	4,363	8,725
Other (income s ) / expenses, net	(749)	(471)	535	(358)
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Change in fair value of warrants and derivative liabilities	(18,600)	4,100	5,000	6,700

Total other (income s ) / expenses	(27,947)	8,011	(102)	15,067
Loss before income taxes	(94,338)	(14,658)	(120,289)	(30,416)
Income tax provision / (benefit)	584	396	(993)	1,018

Net loss	$(94,922)	$(15,054)	$(119,296)	$(31,434)

Other comprehensive loss:
Foreign currency translation adjustment	(129)	(47)	(75)	(788)

Total comprehensive loss	(95,051)	(15,101)	(119,371)	(32,222)

Net loss per share
Net loss	(94,922)	$(15,054)	$(119,296)	$(31,434)
Cumulative redeemable convertible preferred stock dividends	3,166	3,716	7,060	7,376

Net loss available to common stockholders	$(98,088)	$(18,770)	$(126,356)	$(38,810)

Basic loss per share	$(1.92)	$(0.58)	$(3.01)	$(1.19)
Diluted loss per share	$(1.92)	$(0.58)	$(3.01)	$(1.19)
Weighted average number of shares used to compute net loss per share
Basic	51,202,335	32,362,610	41,973,595	32,607,382
Diluted	51,202,335	32,362,610	41,973,595	32,607,382

(1)	The Company recorded the total stock-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of revenues (excluding depreciation and amortization)	266	—	266	—
General and administrative expenses	42,625	27	42,625	53
Selling and marketing expenses	59,512	—	59,512	—
Research and development expenses	16,867	—	16,867	—

Tota l	119,270	27	119,270	53

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)
(In thousands, except shares)

			Series A		Series B		Class A		Class B						Accumulated Other Comprehensive Loss
	Redeemable Convertible Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	39,223,194	$154,210	112,012,693	$112	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$28,425	$(242,254)	$(2,037)	$(239,220)
Shares issued in connection with an acquisition	—	—	613,497	1	—	—	—	—	—	—	—	—	5,453	—	—	5,454
Restricted stock grants	—	—	3,687,431	4	—	—	—	—	—	—	—	—	(4)	—	—	—
Restricted stock forfeitures	—	—	(1,629,369)	(2)	—	—	—	—	—	—	—	—	2	—	—	—
Restricted stock cancelation	—	—	(17,853,416)	(18)	—	—	—	—	—	—	—	—	18	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,374)	—	(24,374)

Balance as of March 31, 2021	39,223,194	$154,210	96,830,836	$97	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$33,894	$(266,628)	$(1,983)	$(258,086)

Conversion of Series A and Series B common shares into Class A and Class B common shares, respectively	—	—	(96,830,836)	(97)	(3,054,318)	(3)	60,421,367	60	39,463,787	39	—	—	1	—	—	—
Conversion of redeemable convertible preferred stock to Class A Common Stock	(39,223,194)	(154,210)	—	—	—	—	73,813,713	74	—	—	—	—	193,136	—	—	193,210
Warrants exercised	—	—	—	—	—	—	8,360,331	8	—	—	—	—	24,132	—	—	24,140
Shares issued in connection with the Initial Public Offering	—	—	—	—	—	—	14,773,939	15	—	—	—	—	147,724	—	—	147,739
Equity issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(21,201)	—	—	(21,201)
Shares repurchased	—	—	—	—	—	—	(4,138,866)	(4)	(2,307,692)	(2)	—	—	(64,462)	—	—	(64,468)
Restricted stock grants	—	—	—	—	—	—	1,155,598	1	700,000	1	—	—	(2)	—	—	—
Restricted stock forfeitures	—	—	—	—	—	—	(2,334,753)	(2)	—	—	—	—	2	—	—	—
Restricted stock units vesting	—	—	—	—	—	—	219,072	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	126,775	—	—	126,775
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(129)	(129)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(94,922)	—	(94,922)

Balance as of June 30, 2021	—	$—	—	$—	$—	$—	152,270,401	$152	37,856,095	$38	(8,195,464)	$(23,469)	$439,999	$(361,550)	$(2,112)	$53,058

			Series A		Series B		Class A		Class B						Accumulated Other Comprehensive Loss
	Redeemable Convertible Preferred Stock		Common Stock		Common Stock		Common Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	39,223,194	154,210	99,339,942	$99	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$27,909	$(189,029)	$(1,847)	$(186,334)
Shares issued in connection with an agreement	—	—	154,560	—	—	—	—	—	—	—	—	—	423	—	—	423
Restricted stock grants	—	—	3,975,634	4	—	—	—	—	—	—	—	—	(4)	—	—	—
Restricted stock forfeitures	—	—	(997,094)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	26	—	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(741)	(741)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,380)	—	(16,380)

Balance as of March 31, 2020	39,223,194	$154,210	102,473,042	$102	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$28,355	$(205,409)	$(2,588)	$(203,006)

Restricted stock grants	—	—	1,148,962	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Restricted stock forfeitures	—	—	(383,695)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	27	—	—	27
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,054)	—	(15,054)

Balance as of June 30, 2020	39,223,194	154,210	103,238,309	$103	3,054,318	3	—	$—	—	$—	(8,195,464)	$(23,469)	$28,381	$(220,463)	$(2,635)	$(218,080)

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(119,296)	$(31,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortizatio n	21,352	20,038
Stock-based compensation	119,270	53
Deferred income taxes	(1,641)	290
Change in fair value of warrant and derivative liabilities	5,000	6,700
Gain on extinguishment of debt	(10,000)	—
Others, net	1,067	1,843
Changes in non-cash working capital (net of acquisitions):
Account receivable	8,165	32,478
Prepaid expenses	1,241	641
Other current assets	1,252	1,025
Other non-current assets	(384)	266
Deferred revenue	(440)	446
Accounts payable	(14,083)	8,324
Accrued expenses and other current liabilities	1,502	(31,503)
Other non-current liabilities	198	504
Net cash provided by operating activities	13,203	9,671

Cash flows from investing activities:
Capital expenditures	(4,381)	(1,024)
Website and software development costs	(9,529)	(11,738)
Business and asset acquisitions, net of cash acquired	(2,159)	—
Net cash used for investing activities	(16,069)	(12,762)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	127,363	—
Cash paid for acquisition related liabilities	(64)	(496)
Proceeds from term loan, net of issuance cost	183,311	—
Proceeds from paycheck protection program loan	—	10,000
Repurchase of restricted stock	(64,130)	—
Exercise of warrants	41	—
Repayments against the credit facilities	(180,745)	(3,500)

Net cash provided by financing activities	65,776	6,004

Effect of exchange rate changes on cash and cash equivalents	(67)	(49)

Net increase in cash and cash equivalents and restricted cash	62,843	2,864

Cash and cash equivalents and restricted cash, beginning of period	50,725	37,818

Cash and cash equivalents and restricted cash, end of period	$113,568	$40,682

Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest	$4,377	6,990
Cash paid for income taxes, net	$941	$672
Contingent consideration liability established in connection with acquisitions	$1,630	$—
Shares issued in connection with acquisitions and other agreements	$5,454	$423
Dividends on redeemable convertible preferred stock settled in Company’s equity	$60,082	$—
Non-cash settlement of warrants and derivative liabilities	$63,100	$—
Capitalized stock-based compensation expense as website and software development costs	$7,505	$—
See accompanying notes to condensed unaudited consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements
(In thousands, except share and per share amounts)

1.	Organization and Background

(a)	Nature of Business
Zeta Global Holdings Corp., a Delaware Corporation (“Zeta Global Holdings”), and Zeta Global Corp., the operating company of Zeta Global Holdings and a Delaware Corporation (“Zeta” individually, or collectively with Zeta Global Holdings and its consolidated entities, as context dictates, the “Company”), is a marketing technology company that combines proprietary data, artificial intelligence and software to create a technology platform that enables marketers to acquire, retain and grow customer relationships. The Company’s technology platform powers data-driven
marketing programs for enterprises across a wide range of industries and utilizes all digital distribution channels including email, search, social, mobile, display and connected TV (“CTV”). Zeta was incorporated and began operations in October 2007.

(b)	Initial Public Offering (“IPO”)
On June 9, 2021, the Company’s registration statement on
 Form
S-1
relating to the initial public offering (“IPO”) of its Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, on June 14, 2021, the Company issued and sold 14,773,939 shares of Class A common stock at a public offering price of $10 per share for net proceeds of $132.7

million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements of $6.2 million). The Company used all of the proceeds from the IPO (i) to satisfy the tax withholding and remittance obligations of holders of its outstanding restricted stock and restricted stock units that ves
t
ed
in connection with th
e
offering by repurchasing
 and cance
ling
 1,799,650

shares of Class A restricted stoc
k,
 197,490

shares of Class B restricted stock
and

92,671

restricted stock units (the “Tax Withholding Repurchase”); (ii) to repurchase

and
 cancel
2,158,027

shares of Class A restricted stock and 88,518

restricted units at the election of certain holders (the “Class A Stock Repurchase”); (iii)
to repurchase and cancel
 1,767,692

shares of Class B common stock and 342,510

shares of restricted Class B common stock from its Chief Executive Officer and
Co-Founder,
David Steinberg (the “Class B Stock Repurchase”); and (iv) for general corporate purposes, including working capital, operating expenses and capital expenditures, although the Company has not designated any specific uses. The Company may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, services or technologies. The Company has no current agreements or commitments with respect to any investment or acquisition.

(c)	Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):

•
As per the amended and restated certificate of incorporation, the authorized capital stock consists of 3,750,000,000 shares of Class A common stock, par value $0.001 per share, 50,000,000 shares of Class B common stock, par value $0.001 per share, and 200,000,000 shares of preferred stock, par value $0.001 per share.

The number of shares outstanding as of June 30, 2021 was
152,270,401
shares of Class A common stock and
37,856,095

shares of Class B common stock, based on stock outstanding as of March 31, 2021, after giving effect to:

•
the conversion of 39,223,194
 outstanding shares, and unpaid dividends on such outstanding shares, of its
 Series A preferred stock, Series B-1 preferred stock, Series B-2 preferred stock, Series C preferred stock, Series E preferred stock, Series E-1 preferred stock, Series F preferred stock, Series F-1 preferred stock, Series F-2 preferred stock, Series F-3 preferred stock and Series F-4 preferred stock into
73,813,713 shares of
its
 Class A common stock immediately prior to the completion of the IPO (the “Preferred Conversion”);

•	8,360,331 shares of its Class A common stock issued in connection with the exercise of outstanding warrants (the “Warrant Exercise”);

•
the reclassification of 3,054,318 shares of
its
 existing Series B common stock and 26,722,208 shares of Series A common stock into shares of Class A common stock and the reclassification of 70,108,628 shares of restricted Series A common stock into shares of restricted Class A common stock (of which 8,734,893 have vested in connection with the IPO and 4,138,866 shares repurchased by the Company);

•
the exchange of 39,463,787 shares of Class A common stock (after giving effect to the Preferred Conversion and the Reclassification) held by the
Co-Founder
and Chief Executive Officer and his affiliates for an equivalent number of shares of Class B common stock, which is effective upon the filing and effectiveness of our amended and restated certificate of incorporation pursuant to the terms of the exchange agreement entered into between its

Co-Founder
and Chief Executive Officer and his affiliates and us (the “Class B Exchange”); and

•
the repurchase of an aggregate of 4,138,866 shares of restricted Class A common stock and 2,307,692 shares of Class B common stock (of which 540,000 is restricted Class B common stock) as a result of the Stock Repurchase and the Tax Withholding Repurchase.

2.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by
Rule 10-01
of
Regulation S-X.
Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end
December 31, 2020 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2021, the results of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for the three-month and six-month
periods ended June 30, 2021 and 2020. The results of operations for the three-month and six-month periods ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020, which are included in Zeta Global Holdings’ final prospectus dated June 9, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 14, 2021 (the “Prospectus”).
The accompanying unaudited consolidated financial statements include the accounts of Zeta and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements (See Note 16 to the condensed unaudited consolidated financial statements below).

(b)	Revenue Recognition
Revenue arises primarily from the Company’s technology platform via subscription fees, volume-based
utilization fees and fees for professional services designed to maximize the customer usage of technology.

Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by the Company concurrent with revenue-producing
activities are excluded from revenues.
Contract assets and liabilities
Contract assets represent revenue
recognized for contracts that have not been invoiced to customers. Total contract assets were $2,894 and $1,709 as of June 30, 2021 and December 31, 2020, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.
Contract liabilities consists of deferred
revenues that represents amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the six months ended on June 30, 2021 and 2020, the Company billed and collected $22,119 and $11,589 in advance, respectively and recognized $22,559 and $11,143
, respectively as revenues out of those advance receipts. As of June 30, 2021 and December 31, 2020, the deferred revenues are $
3,613

and $4,053, respectively.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenues that have not yet been recognized, which includes unearned revenues and unbilled amounts that will be recognized as revenues in future periods. Transaction price allocated to the remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes and other market factors.
The Company excludes amounts related to performance obligations that are billed and recognized as the services are provided. This primarily consists of professional services contracts that are on a time-and-materials
basis.
Disaggregation of revenues from contract with customers
The Company reports disaggregation of revenues based on primary geographical markets and delivery channels / platforms. Revenues by delivery channels / platforms are based on whether the customer requirements necessitate integration with platforms or delivery channels not owned by the Company. When the Company generates revenues entirely through the Company platform, the Company considers it Direct Platform Revenue
.
When the Company generates revenue by leveraging its platform’s integration with third parties, it is considered Integrated Platform Revenue.
The following table summarizes disaggregation for the six months ended June 30, 2021, and June 30, 2020.

	Six months ended
	June 30, 2021	June 30, 2020

Direct platform revenues	$157,556	$117,243
Integrated platform revenues	50,803	41,147

Total revenues	$208,359	$158,390

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(c)	Stock-based compensation and other stock-based payments:
The measurement of share-based compensation expense for all stock-based payment awards, including restricted shares and stock options granted to the employee, consultants or advisors and non-employee
directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants.
The Company accounts for all stock options and restricted shares using a fair value-based method. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation expense is recognized over the expected life of the option. The fair value of the restricted shares is based on the Company’s stock price as of the date of the grants. The Company accounts for the forfeitures, as they occur.

Since the Company’s restricted stock and restricted stock units have both performance condition (i.e. initial public offering) and a service condition, the Company uses the graded vesting attribution method to amortize the stock-based compensation expense.

(d)	Segments
The Company operates

as
one
operating
segment
. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. Since it operates as one operating segment, all required financial segment information can be found in the condensed unaudited consolidated financial statements. Revenues and long-lived
assets by geographic region are based on the physical location of the customers being served or the assets are as follows:
Revenues by geographical region consisted of the following;

	Six months ended June 30
	2021	2020

US	$193,514	$146,551
International	14,845	11,839

Total revenues	$208,359	$158,390

Total
long-lived
assets by geographical region consisted of the following;

	As of
	June 30, 2021	December 31, 2020

US	$43,692	$38,413
International	661	595

Total long-lived assets	$44,353	$39,008

(e)	Concentration of Credit Risk
No customer accounted for more than 10% of the Company’s total revenues during the period ended June 30, 2021 and year ended December 31, 2020.
Financial instruments
 that potentially
 subject the Company to concentration risk consist primarily of accounts receivable from customers. As of June 30, 2021 and December 31, 2020, the Company had receivables from one of its customers which represents
11
% and
14
%
of the total account receivables balance as of that date, respectively. The Company continuously monitors whether there is an expected credit loss arising from this customer, and as of the year ended December 31, 2020 no provision was warranted or recorded.

3.	Intangible Assets
The details of intangible assets and related accumulated amortization are set forth below:

	As of June 30, 2021			As of December 31, 2020
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value

Publisher and data supply relationships	$6,250	$521	$5,729	$—	$—	$—
Tradenames	2,720	1,909	811	2,720	1,634	1,086
Completed technologies	20,292	15,270	5,022	20,292	13,037	7,255
Customer relationships	52,159	30,987	21,172	45,239	24,989	20,250

Total Intangible Assets	$81,421	$48,687	$32,734	$68,251	$39,660	$28,591

Amortization expense
was $4,948 and $9,028 for the three and six months ended June 30, 2021, respectively, and $3,913 and $7,841 for the three and six months ended June 30, 2020, respectively.
Weighted average useful
life of the unamortized intangibles as of June 30, 2021 was 2.23 years. Based on the amount of intangible assets subject to amortization, as of June 30, 2021, the Company’s estimated future amortization expense over the next five years and beyond are as follows:
Total estimated future amortization expense is as follows:

As of June 30, 2021

Year ended December 31,
Remaining six months of 2021	$9,796
2022	14,915
2023	5,623
2024	1,793
2025	482
2026 and thereafter	125

Total	$32,734

4.	Goodwill
The following is a summary of the carrying value of goodwill:

Balance as of January 1, 2021	$76,432
Acquisition of Vital	3,910
Acquisition of Kinetic	1,578
Foreign currency translation	4

Balance as of June 30, 2021	$81,924

There were no events during the three months ended June 30, 2021 to which an impairment analysis would be warranted.
5.	Acquisitions
The Company’s acquisitions have been accounted for under the purchase method of accounting. The total purchase price of each acquisition was allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with any excess recorded as goodwill. The Company agreed to pay a portion of the purchase price for certain acquisitions in the form of contingent purchase price, the unpaid amounts of these liabilities are included in the acquisition related liabilities on the condensed unaudited consolidated balance sheets as of June 30, 2021 and December 31, 2020.
On

March 1, 2021
, the Company entered into a merger Agreement with the sellers of
Kinetic Data Solutions, LLC (“Kinetic”)
, an entity controlled by the Chief Executive Officer of the Company, to purchase all of the issued and outstanding stock of Kinetic. The fair value of the purchase consideration was estimated at $
2,762
. The Company agreed to issue
306,749
shares of Series A common stock with a fair value of $
2,738
and certain
earn-outs
based on the operating performance of the acquired business after the closing date. The earn-out
was calculated based on the profits of the acquired business and the Company shall pay
10
% of such profits for a period of three years from the acquisition date in cash and in restricted shares of the Company. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company recognized $
1,600
as customer relationships intangibles, $
1,578
as goodwill and $
416
as deferred tax liabilities associated with this acquisition.
On

March 3, 2021, the Company entered into a Stock Purchase Agreement with the sellers of Vital Digital, Corp (“Vital”) to purchase all of the issued and outstanding shares of common stock of Vital. The fair value of the purchase consideration for this transaction is determined as $7,894, with $3,400 in cash, 306,748 shares of Series A common stock with a fair value of $2,710, $1,206 in earnouts based on the operating performance of the acquired business after the closing date, and $578 in cash holdback. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $5,320 as customer relationship intangibles, $3,910 as goodwill, $1,385 as deferred tax liability and $49 as other net assets associated with this acquisition. Caivis, one of the Company’s related parties, owned 5% interest in Vital as of the effective date of this stock purchase agreement (Refer to Note 1
3
 for a description of relationship
with
Caivis).

The revenues and earnings from these
acquisitions
are not significant to the
Company’s
condensed unaudited consolidated financial statements for the three months and six months ending June 30, 2021.
Goodwill acquired by the Company in these acquisitions is deductible for tax purposes.
The pro forma results of the Company as if these acquisitions had taken place on the first day of 2020 were not materially different from the amounts reflected in the accompanying condensed unaudited consolidated financial statements. The Company has recorded the earn-outs
related to these acquisitions based on the fair value determined on the date of the acquisition, however the Company believes that the actual payouts for these acquisitions could be lower than such recorded fair values.

6.	Acquisition Related Liabilities
The following is a summary of
acquisition
related liabilities:

	eBay CRM	Sizmek	PlaceIQ	Ignition One	Kinetic	Vital	Total

Balance as of January 1, 2021	$17,137	$4,402	$256	$1,360	$—	$—	$23,155
Additions	—	—	—	—	24	1,784	1,808
Payments made during the year	—	—	(64)	—	—	—	(64)
Change in fair value of earn-out	—	14	(192)	—	—	—	(178)

Balance as of June 30, 2021	$17,137	$4,416	$—	$1,360	$24	$1,784	$24,721

The changes in the fair value of the acquisition related liabilities are included in other income / (expenses) on the condensed unaudited consolidated statements of operations and comprehensive loss.
The Company is a party to a
litigation matter in relation to certain acquisition related liabilities for its eBay CRM acquisition dated November 2, 2015. The Company has accrued the full amount that it expects to pay to settle this liability, on its condensed unaudited consolidated balance sheets as of June 30, 2021. Further, the Company has provided a letter of credit amounting to $6,028 to the sellers, against these payable amounts. The amounts payable for eBay CRM has been contested by the Company in the court of law. In view of the numerous legal, technical and factual issues involved in these lawsuits, the Company may settle these liabilities in any amount lower than the book value as of June 30, 2021.

7.	Credit Facilities
The Company’s
long-term
borrowings are as follows:

As of June 30, 2021	As of December 31, 2020

Credit facility	$185,000	$137,950
Loan under paycheck protection program	—	10,000
Revolving loan	—	42,600

Total borrowings	185,000	190,550
Less:
Unamortized discount on debt	—	(426)
Unamortized deferred financing cost	(1,557)	(431)

Long term borrowings	$183,443	$189,693

In July 2016, the Company
entered into a revolving credit, guaranty and security agreement with a financial institution and subsequently amended the agreement in May 2017. The agreement provides for a maximum revolving advance amount of $50,000. Interest on the outstanding balance is charged at an annual rate of the financial institution’s Prime lending rate (“PLR”)+1.25% or London Interbank Offered Rate (“LIBOR”)+2.25%, as elected by the Company. As of December 31, 2020, the outstanding balance of the revolving loan was $42,600. In addition, the Company also had an outstanding a letter of credit amounting to $7,272 against the available revolving credit facility as of December 31, 2020. The credit facility was fully secured by the financial institution with a first lien on the Company’s account receivables. The Senior Secured Credit Facility, availed by the Company on February 3, 2021, was used to fully repay and terminate this Credit Agreement with a total payoff amount of $42,792.

In July 2015, the Company
 entered into a term loan facility with a financial institution that was also invested in the Company’s Series
E-1
redeemable convertible preferred stock and subsequently invested in the Company’s Series F redeemable convertible preferred stock. The term loan facility, as amended, is for up to $142,950, which consists of a $70,000 initial term loan that was drawn at closing date, a $32,950 delay draw term loan and $40,000 in an incremental term loan commitment. As of December 31, 2020, the Company has an undrawn facility of $5,000, on the delay draw term loan. Interest on the outstanding balances is payable quarterly at an annual rate of LIBOR+7.5%. Interest expense for the term loan is calculated using a LIBOR rate of no lower than 1.0%. The extensions of credit may be used solely to (a) refinance indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for working capital, capital expenditures, acquisitions and redemptions of equity interests and (d) for other general corporate purposes and shall not be used for purchases of margin stock. The Company was
required to repay the principal balance and any unpaid accrued interest on the loans at the maturity date of July 29, 2022. The financial institution had a second lien on the account receivables of the Company and first lien on all the other assets. The Senior Secured Credit Facility, availed by the Company on February 3, 2021, was used to fully repay and terminate this Credit Agreement with a total payoff amount of $137,953.
On February 3, 2021, the
Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders led by BofA Securities, Inc., as a lead arranger and sole bookrunner, and Bank of America, N.A., as sole administrative agent.
The Senior Secured Credit
Facility is for up to $222,500, which consists of (i) $73,750 initial Revolving Facility that was drawn at closing date, (ii) $111,250 Term Facility that was drawn at closing date, and (iii) $37,500 in incremental Revolving Facility commitment that remains undrawn. In addition, the Company has an outstanding letter of credit amounting to $7,272 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s account receivables.
Interest on the current outstanding
balances is payable quarterly and calculated using a LIBOR rate of no lower than
LIBOR+2.125%
and no higher than
LIBOR+2.625%
based on the Company’s consolidated net leverage ratio stated in the credit agreement. The extensions of credit may be used solely to (a) refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. The Company incurred $1,699 as debt issuance costs in the form of the legal fee, underwriter’s fee, etc., these costs are recognized as a reduction in the
long-term
borrowings in the condensed unaudited consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.
The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interest of the Company from its shareholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of June 30, 2021, applicable total leverage ratio and fixed charge coverage ratio was

4.0
and
1.25
, respectively and the Company was in compliance of these covenants.
Since the time lag between the effective date of the new credit facility and the June 30, 2021 is minimal and the interest rates on the Company’s new credit facility approximates the current market rates, the fair value of the debt is approximately equal to the carrying amount as of June 30, 2021.
On April 23, 2020, the Company received
 proceeds
from a loan in the amount of $10,000, bearing annual interest of 1% and due April 24, 2022 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company evaluated the applicable accounting guidance relative to the PPP Loan and accounted for the proceeds of the PPP Loan as debt under ASC 470. On June 10, 2021 the Small Business Administration (“SBA”) approved the forgiveness for the full amount of the PPP Loan which included principal of $10,000.

The Company recognized the reversal of the debt liability upon forgiveness of the PPP Loan as “Gain on extinguishment of debt” in its condensed unaudited consolidated statements of operations and comprehensive loss during the three months ended June 30, 2021.

8.	Commitments and Contingencies

(a)	Purchase obligations
The Company entered into
non-cancelable
vendor agreements to purchase services from certain customers. As of June 30, 2021, the Company was party to outstanding purchase contracts totaling $4,918 payable during the remaining six months of 2021 and $4,085 payable in 2022. There were no outstanding purchase contracts payable in 2023 and thereafter.

(b)	Lease commitments
The Company maintains leased offices
 in the United States of America, United Kingdom, India and
France. Deferred
rent as of June 30, 2021 and December 31, 2020 was $2,605 and $2,652
, respectively for these leases and is included in other current liabilities and non-current liabilities on the condensed unaudited consolidated balance sheets. Commitments for the base rents as of June 30, 2021 are as follows:

As of June 30, 2021

Year Ended December 31,
Remaining six months of 2021	$1,815
2022	2,455
2023	2,030
2024	1,883
2025	1,790
2026 and thereafter	5,062

Total	$15,035

The Company is a party to various litigation and administrative proceedings related to claims arising from its operations in the ordinary course of business including in relation to certain contingent purchase price obligations noted above. The Company records provisions for losses when claims become probable and the amounts are estimative. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes that the resolution of the matters will not have a material impact on the Company’s business, results of operations, financial condition, or cash flows.

9.	Stock-Based Compensation
Stock-based
compensation plan
In 2008, the Company adopted its 2008 Stock Option/Stock Issuance Plan, and, in 2017, adopted Zeta Global Holdings Corp. 2017 Incentive Plan (collectively, the “Plans”).
The Plans permit the issuance of stock options, restricted stock and restricted stock units to employees, directors, and officers, consultants or advisors and non-employee
directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. The restricted stock and restricted stock units granted under the Plans generally did not vest until a change in control, which generally does not include an initial public offering. Upon a change in control, restricted stock and restricted stock units vest as to
25
% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year
term
from the original date of grant. The restricted stock and restricted stock units will fully vest upon a change in control to the extent five years has passed from the original date of grant of the restricted stock or restricted stock units. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurs, the Company did not record any stock-based
compensation expense for such awards. The stock compensation expense has been recognized following the vesting of restricted stock, restricted stock units and options as described below.
In the past, the Company has canceled certain restricted stock and in lieu of such cancellation has issued restricted stock units to the holders for those restricted stock, with the same vesting conditions as restricted stock.

Restricted Stock and Restricted Stock Units
As noted above, the Company’s restricted stock and restricted stock units did not vest until the change of control. On March 24, 2021, the Company’s board of directors approved a modification in the vesting terms of its restricted stock and restricted stock unit awards. Pursuant to that approval, the existing restricted stock and restricted stock units were divided into three broad categories with different vesting conditions as follows:

•
For the first category of holders, terms of the modification provide the holders an option to tender up to 20% of their outstanding awards to the Company in a buy-back
program for a cash payout on the effective date of the IPO, with the remaining percentage of the awards subject to future vesting beginning at the end of the first quarter following the one-year
anniversary of the IPO and extending for a period of four years thereafter.

•
For the second category of holders, terms of the modification provide for vesting upon the effective date of the IPO as follows: (i) 25% of shares with an original grant date of less than 5 years prior to the IPO and (ii) 100% of shares with a grant date of 5 years or older. Post the IPO additional vesting is deferred for one year. Thereafter the remaining shares shall vest in equal quarterly instalments at the end of each quarter until the fifth anniversary of the date of the original grant.

•
For the third category of holders, terms of the modification provide for vesting to begin at the end of the first quarter following the one-year
anniversary of the IPO, with such shares vesting in equal quarterly instalments at the end of each quarter until the fifth anniversary of the date of the IPO.

The revised terms were communicated to the restricted stock and restricted stock unit holders.
The above modification was accounted for under the guidance in ASC
718-20-35-3.
Given the vesting of the modified awards contained a performance condition associated with the IPO, the Company had determined that the modification was considered improbable-to-improbable
under ASC
718-20-55-118
through 119.
The restricted stock or restricted stock units that are tendered by the holders in the buy-back
program for the first category of restricted stock and restricted stock units, were liability classified and as such the expense related to these grants has been recognized based on the settlement price as of the date of IPO. In connection with the other two categories of holders, the Company will recognize compensation expense over the modified vesting terms, based on the fair value as of the date of modification. The portion of the awards subject to future service would remain classified as equity awards and expense would be recognized over the remaining future service period.
Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value

Nonvested as of January 1, 2021	85,903,970	$2.80
Granted (1)	5,737,678	10.10
Vested	(9,274,893)	11.04
Forfeited (2)	(3,979,021)	9.12
Canceled (3)	(16,655,197)	3.60
Modified	(68,986,297)	2.78
Modified and reissued	68,986,297	11.36

Non-vested as of June 30, 2021	61,732,537	$11.21

(1)
During the six months ended June 30, 2021, the Company granted 5,543,029 restricted stock and 194,849 restricted stock units
to its employees and board members, of which 1,660,677 restricted stock and 98,993 restricted stock units were granted prior to March 12, 2021 and will be governed by the vesting rules described in a), b) and c) above. Remaining shares that were granted on or after March 12, 2021 shall vest over a period of 4 years, with 25% vesting on the one-year anniversary of the IPO and the remainder vesting in equal quarterly installments thereafter through the 4th anniversary of the grant date. The Company also converted 1,198,219 restricted stock into restricted stock units for certain employee related grants included in the canceled grants in the statements of shareholders equity for the six months ending June 30, 2021.

(2)	During the six months ended June 30, 2021, the Company forfeited 3,964,122 restricted stock and 14,899 restricted stock units.
(3)
During the six months ended June 30, 2021, the Company also canceled 16,655,197 shares of restricted stock granted to holders of series A redeemable convertible preferred shares (see
N
ote 1
0
 to
the
condensed unaudited consolidated financial
statements
below
).

The Company has $662,132 of unrecognized compensation expense related to its 61,732,537 unvested restricted stock and restricted stock units, that will be recognized over a weighted average of 1.48 years.

10.	Stockholders’ Equity / (Deficit)
On February 24, 2021, the Company’s Board
 of Directors approved the correction of the conversion price of Series A redeemable convertible preferred shares held by certain shareholders and cancelation of
16,655,197
shares of restricted stock granted to these holders of Series A redeemable convertible preferred shares. The board of directors determined that the restricted shares were issued to those shareholders in order to avoid dilution of their ownership in the Company as a result of other grants of shares. It was further determined that the dilutive effect of those other restricted shares should have been addressed by an adjustment to the conversion price of the Series A redeemable convertible preferred shares. Therefore, the issuance of the restricted shares to these holders of the Series A redeemable convertible preferred shares was determined to be an error and were duplicative with the corrected calculation of the conversion price of Series A redeemable convertible preferred shares. The conversion price of these Series A redeemable convertible preferred stock was adjusted to $
0.073587
from $
0.59
.
The number of shares outstanding as of June 30, 2021 was
152,270,401
shares of our Class A common stock and
37,856,095
shares of our Class B common stock, based on stock outstanding as of March 31, 2021, after giving effect to each of the Reorganization Transactions described in Note 1, as a result of the Company’s IPO.
Rights of Class A and Class B common stock holders:
The Company’s amended and restated Certificate of Incorporation defines the rights of the different classes of common stock as under:

•
Equal Status- Except as otherwise provided in the Certificate of Incorporation or required by applicable law, shares of Class A common stock and Class B common stock shall have the same rights, privileges and powers, rank equally (including as to dividends and distributions, and upon any liquidation, dissolution, distribution of assets or winding up of the Company), share ratably and be identical in all respects and as to all matters.

•
Voting- Except as otherwise required by applicable law, at all meetings of stockholders and on all matters submitted to a vote of stockholders of the Corporation generally, each holder of Class A common stock, as such, shall have the right to one (1) vote per share of Class A common stock held of record by such holder and each holder of Class B common stock, as such, shall have the right to ten (10) votes per share of Class B common stock held of record by such holder.

•
Dividend Rights- Shares of Class A common stock and Class B common stock shall be treated equally, identically and ratably, on a per share basis, with respect to any dividends as may be declared and paid from time to time by the Board of Directors of the Company.

•
Liquidation, Dissolution or Winding
Up-
Subject to the preferential or other rights of any holders of Preferred Stock then outstanding, upon the dissolution, distribution of assets, liquidation or winding up of the Corporation, whether voluntary or involuntary, holders of Class A common stock and Class B common stock will be entitled to receive ratably all assets of the Company available for distribution to its stockholders unless disparate or different treatment of the shares of each such class with respect to distributions upon any such liquidation, dissolution, distribution of assets or winding up is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.

11.	Warrants and Derivative Liabilities
The following assumptions were used to determine the fair value of the warrants and derivative liabilities as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020

Stock price	$—	$7.56
Exercise price	$—	$0.01
Risk-free interest rate	—	0.09%
Expected volatility	—	64.0%
Time to maturity (in years)	—	0.63
As of December 31, 2020, the
fair value of the warrants and derivative liabilities was $58,100.
In connection with the Company’s IPO, all the outstanding warrants were exercised by holders of those warrants and redeemable convertible preferred stock were converted to Class A common stock of the Company. The derivative liability, that represented the conversion feature of certain redeemable convertible preferred stock has been settled in the additional paid in capital.
For the three months ended June 30, 2021 and 2020, the Company recognized an income of $18,600 and an expense of 4,100, respectively related to the changes in the fair value of warrants and derivate liabilities. For the six months ended June 30, 2021 and 2020, the Company recognized an expense related to changes in the fair value of such warrants and derivative liabilities of $5,000 and $6,700, respectively.
As of June 30, 2021, the Company does

no
t
have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

12.	Fair Value Disclosures
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:
Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets;
Level 2 is defined as observable inputs other than Level 1 prices such
as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$5,764	$—	$—	$5,764

Total assets measured at fair value	$5,764	$—	$—	$5,764
Liabilities
Derivative liability	$—	$—	$—	$—
Warrant liability	—	—	—	—
Acquisition related liabilities	—	—	24,721	24,721

Total liabilities measured at fair value	$—	$—	$24,721	$24,721

	As of December 31, 2020
Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents*	$12,257	$—	$—	$12,257

Total assets measured at fair value	$12,257	$—	$—	$12,257
Liabilities
Derivative liability	$—	$—	$38,400	$38,400
Warrant liability	—	—	19,700	19,700
Acquisition related liabilities	—	—	23,155	23,155

Total liabilities measured at fair value	$—	$—	$81,255	$81,255

*	Includes cash invested by the Company in certain money market accounts with a financial institution .
As noted above in Note 7, as of June 30, 2021 and December 31, 2020, the Company determined that the Term Loan is classified as Level 3 and the relevant fair values were approximately equal to the book value as of June 30, 2021 and
$
152,538
as of December 31, 2020
.
The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2021 and year ended December 31, 2020:

	Warrant liability	Acquisition related liabilities	Derivative liability

Balance as of January 1, 2021	$19,700	$23,155	$38,400
Additions, net of payments	—	1,744	—
Change in fair value	4,400	(178)	600
Extinguishment of the warrant and derivative liabilities	(24,100)	—	(39,000)

Balance as of June 30, 2021	$—	$24,721	$—

In connection with certain business combinations, the Company may owe additional purchase consideration (contingent consideration included in the acquisition related liabilities) based on the financial performance of the acquired entities after their acquisition. The fair value of the contingent consideration was determined using an unobservable input such as projected revenues, collections of accounts receivables. Changes in any of the assumptions related to the unobservable inputs identified above may change the contingent consideration’s fair value.

13.	Related Party Transactions

1.
Caivis Acquisition Corp. II, Caivis Acquisition Corp. IV, Caivis Investment Company V, LLC and Caivis Investment Company VI, LLC, (collectively, the “Caivis Group”) are entities owned by many of the same stockholders of the Company. In addition, the Chief Executive Officer of the Company owns a controlling interest in Caivis Group. On April 9, 2012, the Company amended its agreement with Caivis Group, whereby Caivis Group will provide support for general administrative and corporate development activities, including sourcing and evaluating potential partners and acquisition targets to the Company for $2,000 per year. This agreement with Caivis Group was terminated on December 31, 2019 and therefore no such expenses are incurred during FY2020 and the six months ended on June 30, 2021. As of December 31, 2020, the Company had outstanding payables of $533 to Caivis Group included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets. During the six months ended on June 30, 2021, the Company paid an amount of $533 and as such there is no outstanding payable to Caivis as of June 30, 2021.

2.
Casting Made Simple Corp. (“CMS”) is an entity owned by Caivis group and the Chief Executive Officer’s spouse. On December 28,
2018,

the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share

to CMS. During the three and six months ended June 30, 2021, the Company recognized $66 and $162, respectively and during
 the

three and
six months ended June 30, 2020, the Company recognized $89 and $153, respectively, as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss, representing the profit shared by the Company with
CMS. As of June 30, 2021 and December 31, 2020, the Company had outstanding payables of $57 and $70, respectively to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balances sheets.

14.	Income Taxes
The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date
tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.
For the interim period ended June 30, 2020, the Company utilized the annual effective tax rate methodology to determine its income tax provision. For the interim period ended June 30, 2021, the Company departed from the annual effective tax rate methodology and computed its income tax provision using a discrete method. The use of the discrete method was made in accordance with authoritative accounting guidance which allows for the use of a discrete method when there are significant changes to the projected annual effective tax rate as a result of minor adjustments to projected pre-tax
earnings.
For the three months ended June 30, 2021, the Company recorded an income tax provision of $584. The income tax provision relates primarily to current foreign taxes and an increase in the valuation allowance related to certain foreign deferred tax assets. For the three months ended June 30, 2020, the Company recorded an income tax provision of $396 related primarily to foreign taxes.
The effective tax rate for the three months ended June 30, 2021 was (0.62)% on a pre-tax
loss of $94,338. The effective tax rate for the three months ended June 30, 2020 was (2.70)% on a pre-tax
loss of $14,658. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

15.	Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed using the
two-class
method, by dividing the net loss by the
weighted-average
number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including redeemable convertible preferred stock, outstanding stock options, warrants, to the extent dilutive, and reduced by the amount of cumulative dividends earned on the preferred shares. However, the unvested restricted stock and restricted stock units as of June 30, 2021 and 2020 of
61,732,537
and
76,224,208
, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(94,922)	$(15,054)	$(119,296)	$(31,434)
Cumulative redeemable convertible preferred stock dividends	3,166	3,716	7,060	7,376

Numerator for Basic and Dilutive loss per share - Loss available to common stockholders	$(98,088)	$(18,770)	$(126,356)	$(38,810)

Denominator:
Class A common stock	20,761,219	—	10,323,885	—
Class B common stock	3,440,761	—	1,711,079	—
Series A common stock	21,730,147	26,108,711	24,005,629	26,108,736
Series B common stock	2,483,731	3,054,318	2,770,584	3,054,318
Warrants (convertible to Series A common stock)	2,786,277	3,199,581	3,162,418	3,444,328

Denominator for Basic and Dilutive Loss per share-Weighted-average Common Stock	51,202,335	32,362,610	41,973,595	32,607,382

Basic Loss per Share	$(1.92)	$(0.58)	$(3.01)	$(1.19)
Dilutive Loss per Share	$(1.92)	$(0.58)	$(3.01)	$(1.19)

Since the Company was in a net loss position for all periods presented, basic loss per share calculation excludes redeemable convertible preferred stock as it does not participate in net losses of the Company. Additionally, net loss per share attributable to common shareholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive.
Anti-dilutive common equivalent shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Options (convertible to Series A c ommon s tock)	950,235	1,159,995	950,235	1,159,995
Warrants (convertible to Series A c ommon s tock)	—	1,973,763	—	1,973,763
Redeemable convertible preferred stock	—	39,223,194	—	39,223,194
Restricted stock and restricted stock units	61,732,537	76,224,208	61,732,537	76,224,208

16.	Subsequent Event
On July 28, 2021, the Compensation Committee of the Board of Directors approved the launch of the Zeta Global Holdings Corp. 2021 Employee Stock Purchase Plan (the “ESPP”) pursuant to which eligible employees may acquire shares of the Company’s Class A common stock at a discounted price through payroll deductions to assist such employees in acquiring a stock ownership interest in the Company, subject to and in accordance with the terms of the ESPP.
The ESPP provides that employees may contribute to the ESPP through regular after-tax payroll deductions over offering periods that are typically six months in length. However, the first offering period is four months in length and ends on November 30, 2021. At the end of the offering period, the accumulated funds will be used to purchase Zeta’s shares at a 15% discount to the lower of the price on the applicable offering period start date and the purchase date, which is the last day of the offering period. Employees may elect to contribute up to 15% of their base compensation to the ESPP, subject to certain limitations set forth in the ESPP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form
10-Q.
In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth under the heading “Risk Factors” in the Prospectus filed with the SEC on June 14, 2021 pursuant to Rule 424(b)(4) under the Securities Act.
Overview
Zeta develops and markets a leading omnichannel data-driven cloud platform that provides enterprises with consumer intelligence and marketing automation software. We empower our customers to target, connect and engage consumers through software that delivers personalized marketing across all addressable channels, including email, social media, web, chat, connected TV (“CTV”) and video, among others. We believe our actionable insights derived from consumer intent enable our customers to acquire, grow and retain consumer relationships more efficiently and effectively than the alternative solutions available in the market.
Our
top-rated
Zeta Marketing Platform (the “ZMP”) is the largest omnichannel marketing platform with identity data at its core. The ZMP analyzes billions of structured and unstructured data points to predict consumer intent by leveraging sophisticated machine learning algorithms and the industry’s largest opted-in
data set for omnichannel marketing. The ZMP connects with consumers through native integration of marketing channels and API integration with third parties. The ZMP’s data-driven algorithms and processes learn and optimize each customer’s marketing program producing a ‘flywheel effect’ that enables our customers to test, learn and improve their marketing programs in real time. Over time, this continuous learning loop provides greater efficiency and effectiveness for our customers and creates a competitive advantage for Zeta.
The ZMP empowers our customers to personalize consumer experiences at scale across multiple touchpoints. Marketing programs are created and orchestrated by our customers through automated workflows and sophisticated dashboards. Our CDP+ ingests, analyzes, and distills disparate data points to generate a single view of a consumer, encompassing identity, profile characteristics, behaviors and purchase intent, which is then made accessible through a single console. Our Opportunity Explorer synthesizes Zeta’s proprietary data and data generated by our customers to uncover consumer insights that are translated into marketing programs designed for highly targeted audiences across digital channels, including email, SMS, websites, applications, social media, CTV and chat.
Recent Developments
Initial Public Offering
On June 14, 2021, we completed our initial public offering (“IPO”) in which we sold 14,773,939 shares of our Class A common stock, and certain selling stockholders sold an additional 6,726,061 shares of Class A common stock, at a public offering price of $10.00 per share. We received net proceeds of approximately $132.7 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements of $6.2 million), from sales of our shares in the IPO. We did not receive any of the proceeds from any sale of shares by the selling stockholders.
COVID-19
Update
During the first half of 2021, some of our scaled customers in industries that experience negative effects from the
COVID-19
pandemic, such as travel and hospitality and financial services, reduced or paused their levels of business with us. This resulted in a reduction of total scaled customers that has continued through the three months ended June 30, 2021 relative to the prior-year period, as we saw a decrease in our total scaled customers, from 357 customers to 343 customers. However, during the three months ended June 30, 2021, we experienced an increase in scaled customer ARPU, which resulted in our revenue increasing for the three months ended June 30, 2021 compared to the prior-year period. Our scaled customer ARPU growth resulted primarily from the initial effects of transitioning our sales team model to focus a dedicated team on new business development and a separate team on training and educating new and existing users on our platform capabilities. Our transition to this hunter/farmer sales model has included focusing more of our sales team on growth of existing scaled customers and aligning scaled customers with sellers that have specific industry expertise. In addition, scaled customer ARPU also benefitted from increased levels of business from customers in industries that experienced positive effects from the
COVID-19
pandemic, such as insurance, automotive and telecom.
In future periods, as the post-pandemic recovery continues and pandemic-related restrictions subside we expect that our customers in industries such as travel and hospitality and financial services will return to levels of spending comparable to or greater than their historical spending. Although the pandemic-related growth levels we have experienced may decrease in the future, we expect that the success of our new sales team model will continue to drive new business. As a result, we expect customer spending in industries where we saw strength during the
COVID-19
pandemic to continue to increase even as the growth effects of the
COVID-19
pandemic on some industries may tend to moderate.
Factors Affecting Results of Operations
For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in the Management’s Discussion and Analysis section and the “Risk Factors” section of our Prospectus.
Key Business Metrics
For a list of the key performance metrics we use to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions, please see “Key Business Metrics” in the Management’s Discussion and Analysis section and the “Risk Factors” section of our Prospectus.
Description of Certain Components of Financial Data
Revenues
Our revenue is primarily derived from subscription fees, volume-based utilization fees and fees for professional services related to customers’ use of our marketing platform. Our revenue is comprised from a mix of direct platform revenue and integrated platform revenue, which leverages application programming interface (“API”) integrations with third parties. For the six months ended June 30, 2021 and 2020, we derived 76% and 74% of our revenues from direct platform revenue, and 24% and 26% of our revenues from integrated platform revenue, respectively. Revenues are recognized when control of these products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products and services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Estimates.”
Cost of revenues (excluding depreciation and amortization)
Cost of revenue excludes depreciation and amortization and consists primarily of media and marketing costs and certain personnel costs. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, or to strategic partners that are directly related to a revenue-generating event. We pay these third-party publishers, media owners or managers and strategic partners on a revenue-share, a cost-per-lead,
cost-per-click,
or
cost-per-thousand-impressions
basis. Personnel costs included in cost of revenues include salaries, bonuses, commissions and employee benefit costs primarily related to individuals directly associated with providing services to our customers. We expect costs of revenues as a percentage of revenue will generally decrease from current levels over the long term.
General and administrative expenses
General and administrative expenses primarily consist of computer and telecom expenses, personnel costs, including salaries, bonuses and employee benefits costs associated with our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees. We expect general and administrative expenses to increase in absolute dollars in future periods. We expect that general and administrative expenses will stay consistent as a percentage of revenue over the long term.

Selling and marketing expenses
Selling and marketing expenses primarily consist of personnel costs, including salaries, bonuses, employee benefits costs and commission costs, for our sales and marketing personnel. Selling and marketing expenses also include costs for market development programs, advertising, promotional and other marketing activities. We intend to continue to invest in marketing initiatives and as a result we expect selling and marketing expenses to increase in absolute dollars in future periods. Selling and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in these functions over the long term.
Research and development expenses
Research and development expenses primarily consists of personnel costs, including salaries, bonuses and employee benefit costs, engineering and IT services associated with the ongoing research and maintenance of internal use software, including platform and related infrastructure. We expect to continue to invest in research and development in order to develop our technology platform to drive incremental value and growth and as a result we expect that research and development expenses will increase as a percentage of revenue in the long term.
Depreciation and amortization
Depreciation and amortization relate to property and equipment, website and software development costs as well as intangible assets. We record depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets.
Acquisition related expenses
Acquisition related expenses primarily consists of legal fees associated with certain business combinations and addressing disputes related to those transactions. It also includes retention bonuses agreed to be paid to employees related to one-time
events such as an acquisition or a significant transaction. We expect that acquisition related expenses will be correlated with future acquisitions (if any), which could be greater than or less than our historic levels.
Restructuring expenses
Restructuring expenses primarily consist of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels.
Interest expense
Interest expense primarily consists of interest paid on long-term borrowings.
Other (income) / expense
Other (income) / expense primarily consist of changes in fair value of acquisition related liabilities, gains and losses on sale of assets, gains and losses on extinguishment of acquisition related liabilities and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rate, which could be greater than or less than our historic levels.
Change in fair value of warrants and derivative liabilities
Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds. The change in fair value of warrants and derivative liabilities depends on external valuation-related factors. As of June 30, 2021, the Company does not have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

Income tax provision
The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date
tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary. For the interim period ended June 30, 2020, the Company utilized the annual effective tax rate methodology to determine its income tax provision. For the interim period ended June 30, 2021, the Company departed from the annual effective tax rate methodology and computed its income tax provision using a discrete method. The use of the discrete method was made in accordance with authoritative accounting guidance which allows for the use of a discrete method when there are significant changes to the projected annual effective tax rate as a result of minor adjustments to projected pre-tax
earnings.
Non-GAAP
Financial Measures
We use the following
non-GAAP
financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes.
Non-GAAP
financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from similarly titled non-GAAP
measures used by other companies. Whenever we use a
non-GAAP
financial measure, a reconciliation is provided to the most closely applicable financial measure stated in accordance with generally accepted accounting principles.
Adjusted EBITDA and adjusted EBITDA margin
Adjusted EBITDA is
a non-GAAP financial
measure defined as net loss adjusted for interest expense, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain non-recurring
IPO related expenses and other (income) / expense. Acquisition related expenses and restructuring expenses primarily consist of severance and other personnel-related costs which we do not expect to incur in the future as acquisitions of businesses may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense
related to periodically
recording “mark-to-market” changes
in the valuation of derivatives and warrants. Other (income) / expense consist of non-cash expenses
such as changes in fair value of acquisition related liabilities, gains and losses on extinguishment of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation and non-recurring
IPO related expenses that are not related to our core operations provides measures for period-to-period
comparisons of our business and provides additional insight into our core controllable costs. Adjusted EBITDA margin is a non-GAAP
metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to-period comparisons
of our business as well as comparison to our peers. We believe that these non-GAAP financial
measures are useful to investors in analyzing our financial and operational performance. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Because of these and other limitations, you should consider our non-GAAP measures
only as supplemental to other GAAP-based financial performance measures, including revenues and net loss.

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(94,922)	$(15,054)	$(119,296)	$(31,434)
Net income (loss) margin	(88.9)%	(19.5)%	(57.3)%	(19.9)%
Add back:
Interest expense	1,402	4,382	4,363	8,725
Depreciation and amortization	11,235	10,497	21,352	20,038
Stock-based compensation	119,270	27	119,270	53
IPO related expenses	2,705	—	2,705	—
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Income tax provision / (benefit)	584	396	(993)	1,018
Acquisition related expenses	329	1,156	1,036	3,091
Restructuring expenses	150	498	437	1,691
Change in fair value of warrants and derivative liabilities	(18,600)	4,100	5,000	6,700
Other incomes / (expense)	(749)	(471)	535	(358)

Adjusted EBITDA	$11,404	$5,531	$24,409	$9,524

Adjusted EBITDA margin	10.7%	7.2%	11.7%	6.0%

Results of Operations
We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Condensed Consolidated Statements of Operations Data:
Revenues	$106,896	$77,130	$208,359	$158,390

Operating expenses:
Cost of revenues (excluding depreciation and amortization)	42,212	29,296	81,184	59,825
General and administrative expenses	65,907	17,327	85,039	36,120
Selling and marketing expenses	82,845	16,842	103,415	36,090
Research and development expenses	26,503	8,161	36,287	16,884
Depreciation and amortization	11,235	10,497	21,352	20,038
Acquisition related expenses	329	1,156	1,036	3,091
Restructuring expenses	150	498	437	1,691

Total operating expenses	$229,181	$83,777	$328,750	$173,739

Loss from operations	(122,285)	(6,647)	(120,391)	(15,349)
Interest expense	1,402	4,382	4,363	8,725
Other (incomes) / expenses, net	(749)	(471)	535	(358)
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Change in fair value of warrants and derivative liabilities	(18,600)	4,100	5,000	6,700

Total other expenses / (other incomes)	$(27,947)	$8,011	$(102)	$15,067

Loss before income taxes	(94,338)	(14,658)	(120,289)	(30,416)
Income tax provision / (benefit)	584	396	(993)	1,018

Net loss available to common stockholders	$(94,922)	$(15,054)	$(119,296)	$(31,434)

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenues

	Three months ended June 30,		Change
	2021	2020	Amount	%
Revenues	$106,896	$77,130	$29,766	38.6%
Revenues increased by $29.8 million, or 38.6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase in revenues is attributable to incremental revenues of $14.1 million from existing customers and $15.7 million from new customers.
Cost of revenues (excluding depreciation and amortization)

	Three months ended June 30,		Change
	2021	2020	Amount	%
Cost of revenues (excluding depreciation and amortization)	$42,212	$29,296	$12,916	44.1%

Cost of revenues (excluding depreciation and amortization) increased by $12.9 million, or 44.1%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was primarily driven by $10.7 million in incremental media costs and other direct fulfillment costs of $1.5 million.
General and administrative expenses

	Three months ended June 30,		Change
	2021	2020	Amount	%
General and administrative expenses	$65,907	$17,327	$48,580	280.4%
General and administrative expenses increased by $48.5 million, or 280.4%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by stock compensation expense of $42.6 million, higher employee related costs of $4.1 million and certain non-recurring
IPO related expense of $1.5 million.
Selling and marketing expenses

	Three months ended June 30,		Change
	2021	2020	Amount	%
Selling and marketing expenses	$82,845	$16,842	$66,003	391.9%
Selling and marketing expenses increased by $66.0 million, or 391.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by stock compensation expense of $59.5 million, higher employee related costs of $5.6 million and non-recurring
IPO related expenses of $0.8 million.
Research and development expenses

	Three months ended June 30,		Change
	2021	2020	Amount	%
Research and development expenses	$26,503	$8,161	$18,342	224.8%
Research and development expenses increased by $18.3 million, or 224.8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by stock compensation expenses of $16.9 million, higher payroll cost of $0.9 million and non-recurring
IPO related expenses of $0.4 million.
Depreciation and amortization

	Three months ended June 30,		Change
	2021	2020	Amount	%
Depreciation and amortization	$11,235	$10,497	$738	7.0%
Depreciation and amortization increased by $0.7 million, or 7.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by an increase in amortization of intangibles of $1.0 million.

Acquisition related expenses

	Three months ended June 30,		Change
	2021	2020	Amount	%
Acquisition related expenses	$329	$1,156	$(827)	(71.5)%
Acquisition related expenses decreased by $0.8 million, or 71.5%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was primarily driven by lower retention bonuses and professional fees compared with those incurred during the three months ended on June 30 2020, in conjunction with acquisitions completed in 2019.
Restructuring expenses

	Three months ended June 30,		Change
	2021	2020	Amount	%
Restructuring expenses	$150	$498	$(348)	(69.9)%
Restructuring expenses decreased by $0.3 million, or 69.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was primarily driven by lower employee severance cost.
Interest expense

	Three months ended June 30,		Change
	2021	2020	Amount	%
Interest expense	$1,402	$4,382	$(2,980)	(68.0)%
Interest expense decreased by $3.0 million, or 68.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was primarily driven by lower interest on the new debt facility entered into during 2021.
Other incomes

	Three months ended June 30,		Change
	2021	2020	Amount	%
Other incomes	$(749)	$(471)	$(278)	58.7%
Other income increased by $0.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by a change in the fair value of acquisition related liabilities.
Change in fair value of warrants and derivative liabilities

	Three months ended June 30,		Change
	2021	2021	Amount	%
Change in fair value of warrants and derivative liabilities	$(18,600)	$4,100	$(22,700)	(553.6)%
Change in fair value of warrants and derivative liabilities expense decreased by $22.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was primarily driven by a change in our estimates and assumptions specifically as it relates to the price of our underlying stock used to calculate the fair value of our warrants and derivatives.

Income tax provision

	Three months ended June 30,		Change
	2021	2020	Amount	%
Income tax provision	$584	$396	$188	47.5%
For the three months ended June 30, 2021, the Company recorded an income tax provision of $0.6 million yielding an effective tax rate of (0.62)%. For the three months ended June 30, 2020, the Company recorded an income tax provision of $0.4 million yielding an effective tax rate of (2.70)%. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenues

	Six months ended June 30,		Change
	2021	2020	Amount	%
Revenues	$208,359	$158,390	$49,969	31.5%
Revenues increased by $50.0 million, or 31.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase in revenues is attributable to incremental revenues of $24.6 million from existing customers and $25.3 million from new customers.
Cost of revenues (excluding depreciation and amortization)

	Six months ended June 30,		Change
	2021	2020	Amount	%
Cost of revenues (excluding depreciation and amortization)	$81,184	$59,825	$21,359	35.7%
Cost of revenues (excluding depreciation and amortization) increased by $21.4 million, or 35.7%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was primarily driven by $17.3 million in incremental media costs and other direct fulfillment costs of $3.0 million.
General and administrative expenses

	Six months ended June 30,		Change
	2021	2020	Amount	%
General and administrative expenses	$85,039	$36,120	$48,919	135.4%
General and administrative expenses increased by $48.9 million, or 135.4%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was driven by stock compensation expense of $42.6 million, employee related costs of $5.2 million and non-recurring
IPO related expense of $1.5 million.

Selling and marketing expenses

	Six months ended June 30,		Change
	2021	2020	Amount	%
Selling and marketing expenses	$103,415	$36,090	$67,325	186.5%
Selling and marketing expenses increased by $67,325 million, or 186.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily driven by stock compensation expense of $59.5 million, higher employee related costs of $7.2 million and one-time
IPO related expense of $0.8 million.
Research and development expenses

	Six months ended June 30,		Change
	2021	2020	Amount	%
Research and development expenses	$36,287	$16,884	$19,403	114.9%
Research and development expenses increased by $ 19.4 million, or 114.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily driven by stock compensation of $16.9 million, higher payroll cost and consulting fees of $2.0 million and non-recurring
IPO related expenses of $0.4 million.
Depreciation and amortization

	Six months ended June 30,		Change
	2021	2020	Amount	%
Depreciation and amortization	$21,352	$20,038	$1,314	6.6%
Depreciation and amortization increased by $1.3 million, or 6.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily driven by an increase in amortization of intangibles of $1.2 million.
Acquisition related expenses

	Six months ended June 30,		Change
	2021	2020	Amount	%
Acquisition related expenses	$1,036	$3,091	$(2,055)	(66.5)%
Acquisition related expenses decreased by $2.1 million, or 66.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily driven by lower retention bonuses and professional fees compared to those incurred during the six months ended on June 30, 2020 in conjunction with acquisitions completed in 2019.
Restructuring expenses

	Six months ended June 30,		Change
	2021	2020	Amount	%
Restructuring expenses	$437	$1,691	$(1,254)	(74.2)%
Restructuring expenses decreased by $1.3 million, or 74.2%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily driven by lower employee severance cost during six months ending June 30, 2021 compared with June 30, 2020.

Interest expense

	Six months ended June 30,		Change
	2021	2020	Amount	%
Interest expense	$4,363	8,725	$(4,362)	(50.0)%
Interest expense decreased by $4.4 million, or 50.0%, for the six months ended June 30, 2021 compared to the six months ended June 30. This decrease was primarily driven by lower interest on the new debt facility entered into during the six months ended June 30, 2021.
Other expenses / (incomes)

	Six months ended June 30,		Change
	2021	2020	Amount	%
Other expenses / (incomes)	$535	$(358)	$893	249.4%
Other expense increased by $0.9 million for the six months ended June 30, 2021 compared to the six month ended June 30, 2020. This increase was primarily driven by an increase in loss on sale of assets of $0.6 million, and an increase in foreign currency loss of $0.4 million.
Change in fair value of warrants and derivative liabilities

	Six months ended June 30,		Change
	2021	2020	Amount	%
Change in fair value of warrants and derivative liabilities	$5,000	$6,700	(1,700)	(25.4)%
Change in fair value of warrants and derivative liabilities expense decreased by $1.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was primarily driven by a change in our estimates and assumptions specifically as it relates to the price of our underlying stock used to calculate the fair value of our warrants and derivatives.
Income tax (benefit) / provision

	Six months ended June 30,		Change
	2021	2020	Amount	%
Income tax (benefit) / provision	$(993)	$1,018	$(2,011)	(197.5)%
For the six months ended June 30, 2021, the Company recorded an income tax benefit of $1.0 million yielding an effective tax rate was 0.83%. For the six months ended June 30, 2020, the Company recorded an income tax provision of $1.0 million yielding an effective tax rate was (3.35)%. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of June 30, 2021, we had cash and cash equivalents of $113.6 million. The net working capital, consisting of current assets less current liabilities, as of June 30, 2021 was $97.4 million. As of June 30, 2021, we had an accumulated deficit of $361.6 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected.
Cash flows
The following table summarizes our cash flows:

	Six months ended June 30,
	2021	2020
Net cash provided by / (used for):
Cash provided by operating activities	$13,203	$9,671
Cash used in investing activities	(16,069)	(12,762)
Cash provided by financing activities	65,776	6,004
Effect of exchange rate changes on cash and cash equivalents	(67)	(49)

Net increase in cash, cash equivalents and restricted cash	$62,843	$2,864

Cash Flows from Operating Activities
For the six months ended June 30, 2021, net cash provided by operating activities of $13.2 million resulted primarily from adjusted non-cash
items of $135.0 million, more than offsetting our net loss of $119.3 million and resulting in a net cash income of $15.8 million. Changes in working capital were primarily driven by a decrease in accounts receivable of $8.2 million, decrease in prepaid and other current assets of $2.5 million and increase in accrued expenses and other current liabilities of $1.5 million, offset by a decrease in accounts payable of $14.1 million and deferred revenues of $0.4 million, for net changes in working capital of $2.5 million.
For the six months ended June 30, 2020, net cash provided by operating activities of $9.7 million resulted primarily from changes in working capital driven by a decrease in accounts receivable of $32.5 million, increase in accounts payable of $8.3 million, decrease in prepaid and other current assets of $1.7 million, offset by increase in accrued expenses and other current liabilities of $31.5 million, for net changes in working capital of $12.2 million. This increase was partially offset by net loss of $31.4 million adjusted for non-cash
items of $28.9 million, resulting in a net cash loss of $2.5 million.
Cash Flows from Investing Activities
For the six months ended June 30, 2021, we used $16.1 million of cash in investing activities, primarily consisting of website and software development costs of $9.5 million, capital expenditure of $4.4 million and business and asset acquisitions, net of cash acquired, of $2.2 million.
For the six months ended June 30, 2020, we used $12.8 million of cash in investing activities, primarily consisting of website and software development costs of $11.7 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities of $65.8 million was primarily due to IPO proceeds (net of issuance cost) of $127.4 million, new credit facility of $183.3 million (net of financing cost), partially offset by repayments against credit lines of $42.8 million and term loan of $138.0 million. Further, in connection with our IPO, we repurchased and canceled certain stock from our employees, including restricted stock and restricted stock units with a total repurchase amount of $64.1 million.
For the six months ended June 30, 2020, net cash provided by financing activities of $6.0 million was primarily due to $10.0 million in proceeds from the PPP loan, partially offset by repayments of $3.5 million under our credit facilities.

Debt
As of June 30, 2021, we have $183.4 million of outstanding long-term borrowings.
On February 3, 2021 we completed our debt refinancing and as a result of such debt refinancing, we entered into a $222.5 million Senior Secured Credit Facility. The Senior Secured Credit Facility was used to fully repay and terminate our existing Credit Agreement. Borrowings under the debt are expected to be in an amount of $185.0 million and bear interest payable quarterly ranging from LIBOR plus 2.125% to LIBOR plus 2.625% based on our consolidated net leverage ratio stated in the credit agreement. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. We do not expect any other significant changes in liquidity as a result of this refinancing.
We are currently in compliance with our financial maintenance covenants under the Senior Secured Credit Facility and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow.
On April 23, 2020, we entered into a promissory note evidencing an unsecured $10,000 loan under the Paycheck Protection Program (“PPP loan”) of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The loan was made through Radius Bank. We accounted for the loan as a financial liability in accordance with ASC Topic 470, Debt. Accordingly, the loan was recognized within long-term debt. We used the proceeds from the loan for payroll, rent and utilities and certain other approved expenses during the eight-week period commencing on the loan effective date. On June 10, 2021, the Company received a notice from SBA stating full forgiveness of the principal amount of $10 million and the related interest therein.
Contractual obligations
There have been no material changes to our contractual obligations as compared to the contractual obligations described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus related to our recent IPO.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates are based on management judgment and the best available information, and as such actual results could differ from those estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical policies and estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Prospectus related to our recent IPO.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Off-Balance
Sheet Arrangements
We have not entered into any
off-balance
sheet arrangements and do not have any holdings in variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange risks. We do not hold or issue financial instruments for speculative or trading purposes.
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. Based upon the principal balance owed on our long-term borrowings as of June 30, 2021, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expenses by $1.9 million. There were no other material changes in market risk exposures as of June 30, 2021.
Foreign Currency Risk
We have foreign currency risks related to a certain number of our foreign subsidiaries, in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.
Inflation Risk
We do not believe that inflation had a material effect on our business, financial condition or results of operations.

Item 4.	Controls and Procedures
Internal Control Over Financial Reporting
Previously Identified Material Weaknesses
As previously identified, during the audits of our financial statements for the years ended December 31, 2020 and 2019, three material weaknesses were identified in our internal control over financial reporting. Under standards established by the PCAOB, a “material weakness” is a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The material weaknesses that have been identified relate to lack of segregation of duties, lack of a risk assessment process and lack of contemporaneous documentation and accounting analysis.
As an emerging growth company, we have experienced growth such that our existing accounting and finance staff was not adequate to contemplate all the financial transactions facing the company on a contemporaneous basis. This led to positions being taken without appropriate independent reviews by personnel adequately knowledgeable of the technical requirements under U.S. GAAP. Additionally, the Company had not historically completed a formalized risk assessment process on an annual basis, including an assessment of the risks related to fraud. Finally, the Company had taken historical accounting positions, specifically related to stock-based compensation awards, redeemable convertible preferred stock and warrants, which led to restatements of prior financial statements and material adjustments to current financial statements, to correct accounting errors associated with these positions. These positions were taken without complete documentation and full understanding of the technical requirements of the accounting literature as it related to our specific arrangements.
We are in the process of implementing a number of measures to address the material weaknesses and deficiencies that have been identified including: (i) hiring additional accounting and financial reporting personnel with generally accepted accounting principles in the U.S. GAAP and SEC reporting experience, (ii) developing, communicating and implementing an accounting policy manual for our accounting and financial reporting personnel for recurring transactions and period-end
closing processes and (iii) establishing effective monitoring and oversight controls for non-recurring
and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
These additional resources and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses.
We intend to complete the implementation of our remediation plan during fiscal year 2021. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal controls over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weaknesses.
If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form
10-Q.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
Other than the changes described above regarding enhancements associated with ongoing remediation efforts, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule
13a-15
(d) and
15d-15
(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form
10-Q
that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending any such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A .	Risk Factors
There are no material changes to the risk factors previously disclosed under the heading “Risk Factors” in the Prospectus filed with the SEC on June 14, 2021 pursuant to Rule 424(b)(4) under the Securities Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In connection with the IPO, Zeta Global Holdings effected a series of transactions occurring at various times prior to and/or concurrently with the closing of the IPO that resulted in a reorganization of its business (the “Reorganization Transactions”). In connection with the Reorganization Transactions, the Company (i) amended and restated its certificate of incorporation and bylaws, (ii) converted 39,223,194 outstanding shares, and unpaid dividends on such outstanding shares, of its various series of preferred stock into 73,813,713 shares of the Class A common stock; (iii) issued 8,360,331 shares of the Class A common stock in connection with the exercise of outstanding warrants; (iv) reclassified 3,054,318 shares of its then existing Series B common stock and 26,722,208 shares of Series A common stock into shares of Class A common stock and reclassified 70,108,628 shares of restricted Series A common stock into shares of restricted Class A common stock (of which 8,734,893 shares vested in connection with the IPO and 4,138,866 shares were repurchased by us); (v) exchanged 39,463,787 shares of Class A common stock held by our
Co-Founder
and Chief Executive Officer and his affiliates for an equivalent number of shares of Class B common stock; and (vi) repurchased an aggregate of 4,138,866 shares of restricted Class A common stock and 2,307,692 shares of Class B common stock (of which 540,000 is restricted Class B common stock).
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.
Use of Proceeds from our Initial Public Offering
On June 9, 2021 the SEC declared effective our registration statement on Form
S-1
(File
No. 333-255499),
as amended, filed in connection with our initial public offering. On June 14, 2021, we completed our initial public offering of 14,773,939 shares of Class A common stock at a price to the public of $10.00 per share and a secondary offering of 6,726,061 shares of the Company’s Class A common stock at the price to the public of $10.00 per share by certain selling stockholders. The gross proceeds to us from the initial public offering were approximately $132.7 million, after deducting underwriting discounts and commissions and before offering expenses payable by the Company of $6.2 million. The gross proceeds to the selling stockholders were $67.3 million. The underwriters of the offering were represented by Morgan Stanley & Co. LLC, BofA Securities, Inc., Credit Suisse Securities (USA) LLC, and Barclays Capital Inc. There has been no material change in the use of proceeds from our initial public offering as described in the Prospectus, where we stated that we would use the proceeds: (i) to satisfy the anticipated tax withholding and remittance obligations of holders of our outstanding restricted stock and restricted stock units that vested in connection with the offering by repurchasing and canceling 1,799,650 shares of Class A restricted stock, 197,490 shares of Class B restricted stock and 92,671 restricted stock units (the “Tax Withholding Repurchase”); (ii) to repurchase and cancel 2,158,027 shares of Class A restricted stock and 88,518 restricted units at the election of certain holders (the “Class A Stock Repurchase”); (iii) to repurchase and cancel 1,767,692 shares of Class B common stock and 342,510 shares of restricted Class B common stock from our Chief Executive Officer and
Co-Founder,
David Steinberg (the “Class B Stock Repurchase”); and (iv) for general corporate purposes, including working capital, operating expenses and capital expenditures, although we have not designated any specific uses.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form
10-Q
are incorporated by reference or are filed with this Quarterly Report on Form
10-Q,
in each case as indicated therein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

10.1	Letter Agreement, dated June 29, 2021, by and between Zeta Global Holdings Corp. and Jené Elzie	8-K	001-40464	10.1	6/29/2021

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-255499	4.1	5/7/2021

10.2	Form of Indemnification Agreement by and between the Registrant and Each of its Directors and Executive Officers.	S-1/A	333-255499	10.2	5/7/2021

10.3#	Zeta Global Holdings Corp. 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.3	5/7/2021

10.4#	Form of restricted stock agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.4	5/7/2021

10.5#	Form of option agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.5	5/7/2021

10.6#	Zeta Global Holdings Corp. 2017 Equity Incentive Plan	S-1/A	333-255499	10.6	5/7/2021

10.7#	Form of restricted stock agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.7	5/7/2021

10.8#	Form of restricted stock unit agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.8	5/7/2021

10.9#	Form of stock option agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.9	5/7/2021

10.10#	Zeta Global Holdings Corp. 2021 Incentive Award Plan	S-1/A	333-255499	10.10	5/7/2021

10.11#	Form of restricted stock agreement under 2021 Incentive Award Plan.	S-1/A	333-255499	10.11	5/7/2021

10.12#	Form of restricted stock unit agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.12	5/7/2021

10.13#	Form of stock option agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.13	5/7/2021

10.14#	Zeta Global Holdings Corp. 2021 Employee Stock Purchase Plan	S-1/A	333-255499	10.14	5/7/2021

10.15#	Form of amendment to restricted stock agreement under 2008 Stock Option/Stock Issuance Plan and 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.15	5/7/2021

10.16#	Form of amendment to restricted stock unit agreement under 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.16	5/7/2021

10.17#	Form of Employment Agreement by and between Zeta Global Holdings Corp. and David A. Steinberg	S-1/A	333-255499	10.17	5/7/2021

10.18	Form of Exchange Agreement	S-1/A	333-255499	10.18	5/7/2021

10.19#	Form of Employment Agreement by and between Zeta Global Corp. and Steven Gerber	S-1/A	333-255499	10.19	5/7/2021

10.20#	Form of Employment Agreement by and between Zeta Global Corp. and Chris Greiner	S-1/A	333-255499	10.20	5/7/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

#	Indicates a management contract or compensatory plan.
*
The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zeta Global Holdings Corp.

Date: August 11, 2021	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: August 11, 2021	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal financial officer)