Form 10-Q
period 2021-09-30
Zeta Global Holdings Corp.
filed 2021-11-10
CIK 1851003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-40464

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021,
159,603,268

shares of the registrant’s Class A common stock and 37,856,095 shares of registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.
Quarterly Report on Form
10-Q
For the Quarterly Period Ended September 30, 2021

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3

	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	4

	Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020	5

	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7

	Notes to Condensed Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Default Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

	Signatures	41

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form
10-Q
that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Quarterly Report on Form
10-Q,
you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in this Quarterly Report on Form
10-Q
and the Company’s final prospectus, dated June 9, 2021 and filed with the SEC on June 14, 2021 (the “Prospectus”), may materially affect such forward-looking statements:

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
revenues of at least $100,000;

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

•
The standards that private entities and inbox service providers adopt in the future to regulate the use and delivery of email may interfere with the effectiveness of our platform and our ability to conduct business;

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

•	Other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
The company maintains a dedicated investor website at https://investors.zetaglobal.com (“Investor Website”), which is similarly not part of this
Form 10-Q.
We make our filings with the SEC, including our Annual Report on
Form 10-K,
Quarterly Reports on
Form 10-Q,
Current Reports on
Form 8-K
and all amendments to those reports, available free of charge on our Investor Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
We may use our Investor Website as a distribution channel of material information about the Company including through press releases, investor presentations, sustainability reports, and notices of upcoming events. We intend to utilize our Investor Website as a channel of distribution to reach public investors and as a means of disclosing material non-public
information for complying with disclosure obligations under Regulation FD.
Any reference to our Corporate Website or Investor Website addresses do not constitute incorporation by reference of the information contained on or available through those websites, and you should not consider such information to be a part of this
Form 10-Q
or any other filings we make with the SEC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Unaudited Consolidated Balance Sheets
(In thousands, except shares, per share and par values)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:

Cash and cash equivalents	$116,180	$50,725
Accounts receivable, net of allowance of $2,046 and $2,207 as of September 30, 2021 and December 31, 2020, respectively	72,785	79,366
Prepaid expenses	5,820	3,903
Other current assets	3,058	7,374

Total current assets	197,843	141,368

Property and equipment, net	5,869	6,117
Website and software development costs, net	38,477	32,891
Intangible assets, net	28,932	28,591
Goodwill	81,917	76,432
Deferred tax assets, net	195	366
Other non-current assets	1,063	521

Total non-current assets	156,453	144,918

Total assets	$354,296	$286,286

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$27,905	$40,976
Accrued expenses	50,619	44,622
Acquisition related liabilities	16,155	6,018
Deferred revenue	2,739	4,053
Other current liabilities	5,044	8,310

Total current liabilities	102,462	103,979

Non-current liabilities:
Long-term borrowings	183,528	189,693
Acquisition related liabilities	8,731	17,137
Warrants and derivative liabilities	—	58,100
Other non-current liabilities	3,790	2,387

Total non-current liabilities	196,049	267,317

Total liabilities	$298,511	$371,296

Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable convertible preferred stock $0.001 per share par value, up to 60,137,979 shares authorized and 39,223,194 shares issued and outstanding as of December 31, 2020	—	154,210
Stockholders’ equity / (deficit):
Series A common stock $0.001 per share value, up to 204,220,800 shares authorized, 112,012,693 shares issued and outstanding as of December 31, 2020	—	112
Treasury common stock, 8,195,464 s hares repurchased at a weighted average price of $2.86 per share	(23,469)	(23,469)
Series B common stock $0.001 per share par value, up to 3,400,000 shares authorized, 3,054,318 shares issued and outstanding as of December 31, 2020	—	3
Class A common stock, par value $0.001 per share par value, up to 3,750,000,000 shares authorized and 155,022,167 shares issued and outstanding as of September 30, 2021	155	—
Class B common stock, par value $0.001, up to 50,000,000 shares authorized and 37,856,095 shares issued and outstanding as of September 30, 2021	38	—
Additional paid-in capital	511,929	28,425
Accumulated deficit	(430,679)	(242,254)
Accumulated other comprehensive loss	(2,189)	(2,037)

Total stockholders’ equity / (deficit)	55,785	(239,220)

Total liabilities and stockholders’ equity / (deficit)	$354,296	$286,286

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenues	$115,133	$95,284	$323,492	$253,674

Operating expenses:
Cost of revenues (excluding depreciation and amortization) (1)	44,525	40,705	125,709	100,530
General and administrative expenses (1)	50,643	17,150	135,682	53,270
Selling and marketing expenses (1)	60,537	18,269	163,952	54,359
Research and development expenses (1)	13,998	6,905	50,285	23,789
Depreciation and amortization	11,783	10,133	33,135	30,171
Acquisition related expenses	480	1,230	1,516	4,321
Restructuring expenses	30	259	467	1,950

Total operating expenses	181,996	94,651	510,746	268,390

(Loss) / income from operations	(66,863)	633	(187,254)	(14,716)
Interest expense	1,342	3,823	5,705	12,548
Other expenses / (income), net	496	(188)	1,031	(546)
Gain on extinguishment of debt	—	—	(10,000)	—
Change in fair value of warrants and derivative liabilities	—	9,700	5,000	16,400

Total other expenses	1,838	13,335	1,736	28,402

Loss before income taxes	(68,701)	(12,702)	(188,990)	(43,118)
Income tax provision / (benefit)	428	301	(565)	1,319

Net loss	$(69,129)	$(13,003)	$(188,425)	$(44,437)

Other comprehensive (loss) / income :
Foreign currency translation adjustment	(77)	272	(152)	(516)

Total comprehensive loss	$(69,206)	$(12,731)	$(188,577)	$(44,953)

Net loss per share
Net loss	$(69,129)	$(13,003)	$(188,425)	$(44,437)
Cumulative redeemable convertible preferred stock dividends	—	3,774	7,060	11,150

Net loss available to common stockholders	$(69,129)	$(16,777)	$(195,485)	$(55,587)

Basic loss per share	$(0.53)	$(0.51)	$(2.60)	$(1.70)
Diluted loss per share	$(0.53)	$(0.51)	$(2.60)	$(1.70)
Weighted average number of shares used to compute net loss per share
Basic	129,731,980	32,607,357	75,313,520	32,607,373
Diluted	129,731,980	32,607,357	75,313,520	32,607,373

(1) The Company recorded the total stock-based compensation expense as follows:
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenues (excluding depreciation and amortization)	$1,183	$—	$1,449	$—
General and administrative expenses	28,243	26	70,868	79
Selling and marketing expenses	35,114	—	94,626	—
Research and development expenses	4,803	—	21,670	—

Total	$69,343	$26	$188,613	$79

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)
(In thousands, except shares)

	Redeemable Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	39,223,194	$154,210	112,012,693	$112	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$28,425	$(242,254)	$(2,037)	$(239,220)
Shares issued in connection with an acquisition	—	—	613,497	1	—	—	—	—	—	—	—	—	5,453	—	—	5,454
Restricted stock grants	—	—	3,687,431	4	—	—	—	—	—	—	—	—	(4)	—	—	—
Restricted stock forfeitures	—	—	(1,629,369)	(2)	—	—	—	—	—	—	—	—	2	—	—	—
Restricted stock cancelation	—	—	(17,853,416)	(18)	—	—	—	—	—	—	—	—	18	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,374)	—	(24,374)

Balance as of March 31, 2021	39,223,194	$154,210	96,830,836	$97	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$33,894	$(266,628)	$(1,983)	$(258,086)
Conversion of Series A and Series B common shares into Class A and Class B common shares, respectively	—	—	(96,830,836)	(97)	(3,054,318)	(3)	60,421,367	60	39,463,787	39	—	—	1	—	—	—
Conversion of redeemable convertible preferred stock to Class A Common Stock	(39,223,194)	(154,210)	—	—	—	—	73,813,713	74	—	—	—	—	193,136	—	—	193,210
Warrants and options exercised	—	—	—	—	—	—	8,360,331	8	—	—	—	—	24,132	—	—	24,140
Shares issued in connection with the Initial Public Offering	—	—	—	—	—	—	14,773,939	15	—	—	—	—	147,724	—	—	147,739
Equity issuance cost	—	—	—	—	—	—	—	—	—	—	—	—	(21,201)	—	—	(21,201)
Shares repurchased	—	—	—	—	—	—	(4,138,866)	(4)	(2,307,692)	(2)	—	—	(64,462)	—	—	(64,468)
Restricted stock grants	—	—	—	—	—	—	1,155,598	1	700,000	1	—	—	(2)	—	—	—
Restricted stock forfeitures	—	—	—	—	—	—	(2,334,753)	(2)	—	—	—	—	2	—	—	—
Restricted stock units vesting	—	—	—	—	—	—	219,072	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	126,775	—	—	126,775
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(129)	(129)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(94,922)	—	(94,922)

Balance as of June 30, 2021	—	$—	—	$—	—	$—	152,270,401	$152	37,856,095	$38	(8,195,464)	$(23,469)	$439,999	$(361,550)	$(2,112)	$53,058
Options exercised	—	—	—	—	—	—	26,485	—	—	—	—	—	69	—	—	69
Shares repurchased	—	—	—	—	—	—	(37,679)	—	—	—	—	—	—	—	—	—
Restricted stock grants	—	—	—	—	—	—	3,281,016	3	—	—	—	—	(3)	—	—	—
Restricted stock forfeitures	—	—	—	—	—	—	(718,056)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	70,668	—	—	70,668
Shares issued in connection with settlement of a dispute	—	—	—	—	—	—	200,000	—	—	—	—	—	1,196	—	—	1,196
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—		(77)	(77)
Net loss	—	—	—	—	—	—	—		—	—	—	—	—	(69,129)	—	(69,129)

Balance as of September 30, 2021	—	$—	—	$—	—	$—	155,022,167	$155	37,856,095	$38	(8,195,464)	$(23,469)	$511,929	$(430,679)	$(2,189)	$55,785

	Redeemable Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of January 1, 2020	39,223,194	$154,210	99,339,942	$99	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$27,909	$(189,029)	$(1,847)	$(186,334)
Shares issued in connection with an agreement	—	—	154,560	—	—	—	—	—	—	—	—	—	423	—	—	423
Restricted stock grants	—	—	3,975,634	4	—	—	—	—	—	—	—	—	(4)	—	—	—
Restricted stock forfeitures	—	—	(997,094)	(1)	—	—	—	—	—	—	—	—	1	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	26	—	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(741)	(741)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,380)	—	(16,380)

Balance as of March 31, 2020	39,223,194	$154,210	102,473,042	$102	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$28,355	$(205,409)	$(2,588)	$(203,006)
Restricted stock grants	—	—	1,148,962	1	—	—	—	—	—	—	—	—	(1)	—	—	—
Restricted stock forfeitures	—	—	(383,695)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	27	—	—	27
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,054)	—	(15,054)

Balance as of June 30, 2020	39,223,194	$154,210	103,238,309	$103	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$28,381	$(220,463)	$(2,635)	$(218,080)
Restricted stock grants	—	—	8,743,780	9	—	—	—	—	—	—	—	—	(9)	—	—	—
Restricted stock forfeitures	—	—	(481,656)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	26	—	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	272	272
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,003)	—	(13,003)

Balance as of September 30, 2020	39,223,194	$154,210	111,500,433	$112	3,054,318	$3	—	$—	—	$—	(8,195,464)	$(23,469)	$28,398	$(233,466)	$(2,363)	$(230,785)

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(188,425)	$(44,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,135	30,171
Stock-based compensation	188,613	79
Deferred income taxes	(1,635)	(170)
Change in fair value of warrant and derivative liabilities	5,000	16,400
Gain on extinguishment of debt	(10,000)	—
Other, net	2,509	2,880
Changes in non-cash working capital (net of acquisitions):
Accounts receivable	7,423	28,967
Prepaid expenses	(1,917)	(450)
Other current assets	4,316	349
Other non-current assets	(542)	1,294
Deferred revenue	(1,314)	184
Accounts payable	(17,961)	(325)
Accrued expenses and other current liabilities	2,762	(19,405)
Other non-current liabilities	1,402	1,105

Net cash provided by operating activities	23,366	16,642

Cash flows from investing activities:
Capital expenditures	(6,883)	(1,903)
Website and software development costs	(13,421)	(17,505)
Business and asset acquisitions, net of cash acquired	(2,159)	—

Net cash used for investing activities	(22,463)	(19,408)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	126,538	—
Cash paid for acquisition related liabilities	(64)	(496)
Proceeds from term loan, net of issuance cost	183,311	—
Proceeds from paycheck protection program loan	—	10,000
Repurchase of restricted stock	(64,468)	—
Exercise of warrants and options	110	—
Repayments against the credit facilities	(180,745)	(3,500)

Net cash provided by financing activities	64,682	6,004

Effect of exchange rate changes on cash and cash equivalents	(130)	(102)

Net increase in cash and cash equivalents	65,455	3,136

Cash and cash equivalents, beginning of period	50,725	37,818

Cash and cash equivalents, end of period	$116,180	$40,954

Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest	$5,673	$10,330
Cash paid for income taxes, net	$1,294	$1,224
Liability established in connection with acquisitions	$1,795	$—
Shares issued in connection with acquisitions and other agreements	$6,650	$423
Dividends on redeemable convertible preferred stock settled in Company’s equity	$60,082	$—
Non-cash settlement of warrants and derivative liabilities	$63,100	$—
Capitalized stock-based compensation as website and software development costs	$8,830	$—
Non-cash consideration for website and software development costs	$45	$770
See accompanying notes to condensed unaudited consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements
(In thousands, except share and per share amounts)

1.	Organization and Background

(a)	Nature of Business
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
relating to the initial public offering (“IPO”) of its Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, on June 14, 2021, the Company issued and sold 14,773,939 shares of Class A common stock at a public offering price of $10 per share for net proceeds of $132.7 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements of $6.2 million). The Company used all of the proceeds from the IPO (i) to satisfy the tax withholding and remittance obligations of holders of its outstanding restricted stock and restricted stock units that vested in connection with the offering by repurchasing and cancelling 1,799,650 shares of Class A restricted stock, 197,490 shares of Class B restricted stock and 92,671 restricted stock units (the “Tax Withholding Repurchase”); (ii) to repurchase and cancel 2,158,027 shares of Class A restricted stock and 88,518 restricted units at the election of certain holders (the “Class A Stock Repurchase”); (iii) to repurchase and cancel 1,767,692 shares of Class B common stock and 342,510 shares of restricted Class B common stock from its Chief Executive Officer and
Co-Founder,
David Steinberg (the “Class B Stock Repurchase”); and (iv) for general corporate purposes, including working capital, operating expenses and capital expenditures, although the Company did not designate any specific uses. The Company may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, services or technologies.

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

The number of shares outstanding as of June 14, 2021 was 152,270,401 shares of Class A common stock and 37,856,095 shares of Class B common stock, based on stock outstanding as of March 31, 2021, after giving effect to:

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

•
the reclassification of 3,054,318 shares of its existing Series B common stock and 26,722,208 shares of Series A common stock into shares of Class A common stock and the reclassification of 70,108,628 shares of restricted Series A common stock into shares of restricted Class A common stock (of which 8,734,893 have vested in connection with the IPO and 4,138,866 shares were repurchased by the Company);

•
the exchange of 39,463,787 shares of Class A common stock (after giving effect to the Preferred Conversion and the Reclassification) held by the
Co-Founder
and Chief Executive Officer and his affiliates for an equivalent number of shares of Class B common stock, which went into effect upon the filing and effectiveness of our amended and restated certificate of incorporation pursuant to the terms of the exchange agreement entered into between its
Co-Founder
and Chief Executive Officer and his affiliates and us (the “Class B Exchange”); and

•
the repurchase of an aggregate of 4,138,866 shares of restricted Class A common stock and 2,307,692 shares of Class B common stock (of which 540,000 shares are restricted Class B common stock) as a result of the Stock Repurchase and the Tax Withholding Repurchase.

2.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Principles of Consolidation
The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by
Rule 10-01
of
Regulation S-X.
Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end
December 31, 2020 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2021, the results of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three-month and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020, which are included in Zeta Global Holdings’ final prospectus dated June 9, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 14, 2021 (the “Prospectus”).
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

Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration that is expected to be entitled to an exchange for the services. Sales and other taxes collected by the Company in concurrence with the revenue-producing activities are excluded from revenues.
Contract assets and liabilities
Contract assets represent revenue recognized for contracts that have not been invoiced to customers and also certain sales commissions that are deferred and to be recognized over the expected term of contracts for which such commissions are paid. Total contract assets were $2,507 and $1,748 as of September 30, 2021 and December 31, 2020, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.
Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the nine months ended September 30, 2021 and 2020, the Company billed and collected $34,175 and $20,760 in advance, respectively and recognized $35,489 and $20,576, respectively as revenues. As of September 30, 2021 and December 31, 2020, the deferred revenues are $2,739 and $4,053, respectively.
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
basis.
Disaggregation of revenues from contract with customers
The Company reports disaggregation of revenues based on primary geographical markets and delivery channels / platforms. Revenues by delivery channels / platforms are based on whether the customer requirements necessitate integration with platforms or delivery channels not owned by the Company. When the Company generates revenues entirely through the Company platform, the Company considers it to be direct platform revenues. When the Company generates revenue by leveraging its platform’s integration with third parties, it is considered integrated platform revenues.
The following table summarizes disaggregation for the three and nine months ended September 30, 2021, and September 30, 2020.

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Direct platform revenues	$84,663	$63,346	$242,219	$180,589
Integrated platform revenues	30,470	31,938	81,273	73,085

Total revenues	$115,133	$95,284	$323,492	$253,674

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(c)	Stock-based compensation and other stock-based payments:
The measurement of share-based compensation expense for all stock-based payment awards, including restricted shares and stock options granted to the employee, consultants or advisors and non-employee
directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants.
The Company accounts for all stock options and restricted shares granted prior to the IPO using a fair value-based method. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation expense is recognized over the expected life of the option. The fair value of the restricted shares granted post-IPO
is based on the Company’s closing stock price as of the day prior to the date of the grants. The Company accounts for the forfeitures, as they occur.

Since the Company’s restricted stock and restricted stock units had both a performance condition (i.e. initial public offering) and a service condition, the Company uses the graded vesting attribution method to amortize the stock-based compensation.

(d)	Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. Since it operates as one operating segment, all required financial segment information can be found in the condensed unaudited consolidated financial statements. Revenues and long-lived assets by geographic region are based on the physical location of the customers being served or the assets and are as follows:
Revenues by geographical region consisted of the following;

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020

US	$108,034	$88,014	$301,548	$234,565
International	7,099	7,270	21,944	19,109

Total revenues	$115,133	$95,284	$323,492	$253,674

Total long-lived assets by geographical region consisted of the following;

	As of
	September 30, 2021	December 31, 2020

US	$43,734	$38,413
International	612	595

Total long-lived assets	$44,346	$39,008

(e)	Concentration of Credit Risk
No customer accounted for more than 10% of the Company’s total revenues during the period ended September 30, 2021 and year ended December 31, 2020.
Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of September 30, 2021
, there was no customer that represented more than 10% of accounts receivables balance as of that date. As of
December 31, 2020, the Company had receivables from one of its customers
,
which
represented
14% of the total account receivables balance as of that date. The Company continuously monitors whether there is an expected credit loss arising from this customer, and as of the year ended December 31, 2020, no provision was warranted or recorded.

3.	Intangible Assets
The details of intangible assets and related accumulated amortization are set forth below:

	As of September 30, 2021			As of December 31, 2020
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Publisher and data supply relationships	$7,500	$1,146	$6,354	$—	$—	$—
Tradenames	2,720	2,040	680	2,720	1,634	1,086
Completed technologies	20,292	16,352	3,940	20,292	13,037	7,255
Customer relationships	52,159	34,201	17,958	45,239	24,989	20,250

Total intangible assets	$82,671	$53,739	$28,932	$68,251	$39,660	$28,591

Amortization expense was $5,051 and $14,079 for the three and nine months ended September 30, 2021, respectively, and $3,913 and $11,754 for the three and nine months ended September 30, 2020, respectively.
Weighted average useful life of the unamortized intangibles as of September 30, 2021 was 2.10 years. Based on the amount of intangible assets subject to amortization, as of September 30, 2021, the Company’s estimated future a
m
ortization expense over the next five years and beyond are as follows:
Total estimated future amortization expense is as follows:

As of September 30, 2021
Year ended December 31,
Remaining three months of 2021	$4,952
2022	15,332
2023	6,040
2024	2,002
2025	482
2026 and thereafter	124

Total	$28,932

4.	Goodwill
The following is a summary of the carrying value of goodwill:

Balance as of January 1, 2021	$76,432
Acquisition of Vital	3,910
Acquisition of Kinetic	1,578
Foreign currency translation	(3)

Balance as of September 30, 2021	$81,917

There were no events during the three months ended September 30, 2021 to which an impairment analysis would be warranted.

5.	Acquisitions
The Company’s acquisitions have been accounted for under the purchase method of accounting. The total purchase price of each acquisition was allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with any excess recorded as goodwill. The Company agreed to pay a portion of the purchase price for certain acquisitions in the form of contingent purchase price and the unpaid amounts of these liabilities are included in the acquisition related liabilities on the condensed unaudited consolidated balance sheets as of September 30, 2021 and December 31, 2020.
On March 1, 2021, the Company entered into a merger agreement with the sellers of Kinetic Data Solutions, LLC (“Kinetic”), an entity controlled by the Chief Executive Officer of the Company, to purchase all of the issued and outstanding stock of Kinetic. The fair value of the purchase consideration was estimated at $2,762. The Company agreed to issue 306,749 shares of Series A common stock with a fair value of $2,738 and certain earn-outs based on the operating performance of the acquired business after the closing date. The earn-out
was calculated based on the operating performance of the acquired business and the Company shall pay such earn-out
for a period of three years from the acquisition date in cash and in restricted shares of the Company. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company recognized $1,600 as customer relationships intangibles, $1,578 as goodwill and $416 as deferred tax liabilities associated with this acquisition.
On March 3, 2021, the Company entered into a stock purchase agreement with the sellers of Vital Digital, Corp (“Vital”) to purchase all of the issued and outstanding shares of common stock of Vital. The fair value of the purchase consideration for this transaction is determined as $7,894, with $3,400 in cash, 306,748 shares of Series A common stock with a fair value of $2,710, $1,206 in earnouts based on the operating performance of the acquired business after the closing date, and $578 in cash holdback. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $5,320 as customer relationship intangibles, $3,910 as goodwill, $1,385 as deferred tax liability and $49 as other net assets associated with this acquisition. Caivis, one of the Company’s related parties, owned 5% interest in Vital as of the effective date of this stock purchase agreement (refer to Note 13 for a description of relationship with Caivis).

The revenues and earnings from these acquisitions are not significant to the Company’s condensed unaudited consolidated financial statements for the three months and nine months ending September 30, 2021.
Goodwill acquired by the Company in these acquisitions is not deductible for tax purposes.
The pro forma results of the Company as if these acquisitions had taken place on the first day of 2020 were not materially different from the amounts reflected in the accompanying condensed unaudited consolidated financial statements. The Company has recorded the earn-outs related to these acquisitions based on the fair value determined on the date of the acquisition, however the Company believes that the actual payouts for these acquisitions could be different from such recorded fair values.

6.	Acquisition Related Liabilities
The following is a summary of acquisition related liabilities:

	eBay CRM	Sizmek	PlaceIQ	Ignition One	Kinetic	Vital	Total
Balance as of January 1, 2021	$17,137	$4,402	$256	$1,360	$—	$—	$23,155
Additions	—	—	—	—	24	1,784	1,808
Payments made during the year	—	—	(64)	—	—	—	(64)
Change in fair value of earn-out	649	(470)	(192)	—	—	—	(13)

Balance as of September 30, 2021	$17,786	$3,932	$—	$1,360	$24	$1,784	$24,886

The changes in the fair value of the acquisition related liabilities are included in other expenses / (income) on the condensed unaudited consolidated statements of operations and comprehensive loss.
The Company is a party to a litigation matter in relation to certain acquisition related liabilities for its eBay CRM acquisition dated November 2, 2015. The amounts payable for eBay CRM has been contested by the Company in the court of law.
On October 14, 2021, the Company paid a portion of the liability for $9,786 to the sellers of eBay CRM business in satisfaction of a judgment, which was being accrued at $9,137. As such, the Company accrued an additional amount of $649 during the three months ending on September 30, 2021 such that the Company has full accrual for the payment relating to this liability as of September 30, 2021. Further, the Company has provided a letter of credit amounting to $6,028, against these payable amounts, which is in the process of being
cancelled upon satisfaction of the judgment. Another portion of the liability, which stands at $8,000, is still being contested by the Company and in view of the numerous legal, technical and factual issues involved in these lawsuits, the Company may resolve the remaining liabilities in any amount lower than the accruals as of September 30, 2021.

7.	Credit Facilities
The Company’s long-term borrowings are as follows:

	As of September 30, 2021	As of December 31, 2020

Credit facility	$185,000	$137,950
Loan under paycheck protection program	—	10,000
Revolving loan	—	42,600

Total borrowings	185,000	190,550
Less:
Unamortized discount on debt	—	(426)
Unamortized deferred financing cost	(1,472)	(431)

Long-term borrowings	$183,528	$189,693

In July 2016, the Company entered into a revolving credit, guarantee and security agreement with a financial institution and subsequently amended the agreement in May 2017. The agreement provides for a maximum revolving advance amount of $50,000. Interest on the outstanding balance is charged at an annual rate of the financial institution’s Prime Lending Rate (“PLR”)+
1.25
% or London Interbank Offered Rate (“LIBOR”)+
2.25
%, as elected by the Company. As of December 31, 2020, the outstanding balance of the revolving loan was $42,600. In addition, the Company also had an outstanding letter of credit amounting to $7,272 against the available revolving credit facility as of December 31, 2020. The credit facility was fully secured by the financial institution with a first lien on the Company’s account receivables. The Senior Secured Credit Facility, availed by the Company on February 3, 2021, was used to fully repay and terminate this Credit Agreement with a total payoff amount of $42,792.

In July 2015, the Company entered into a term loan facility with a financial institution that was also invested in the Company’s Series
E-1
redeemable convertible preferred stock and subsequently invested in the Company’s Series F redeemable convertible preferred stock. The term loan facility, as amended, is for up to $142,950, which consists of a $70,000 initial term loan that was drawn at closing date, a $32,950 delay draw term loan and $40,000 in an incremental term loan commitment. As of December 31, 2020, the Company has an undrawn facility of $5,000, on the delay draw term loan. Interest on the outstanding balances is payable quarterly at an annual rate of
LIBOR+7.5
%. Interest expense for the term loan is calculated using a LIBOR rate of no lower than 1.0%. The extensions of credit may be used solely (a) to refinance indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for working capital, capital expenditures, acquisitions and redemptions of equity interests and (d) for other general corporate purposes and shall not be used for purchases of margin stock. The Company will be required to repay the principal balance and any unpaid accrued interest on the loans at the maturity date of July 29, 2022. The financial institution had a second lien on the account receivables of the Company and first lien on all the other assets. The Senior Secured Credit Facility, availed by the Company on February 3, 2021, was used to fully repay and terminate this Credit Agreement with a total payoff amount of $137,953.
On February
3, 2021, the Company entered into a $
222,500
Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders led by BofA Securities, Inc., as a lead arranger and sole bookrunner, and Bank of America, N.A., as sole administrative agent.
The Senior Secured
Credit Facility is for up to $222,500, which consists of (i) a $73,750 initial Revolving Facility that was drawn at closing date, (ii) a $111,250 Term Facility that was drawn at closing date, and (iii) a $37,500 in incremental Revolving Facility commitment that remains undrawn. In addition, the Company has an outstanding letter of credit amounting to $7,272 against the available revolving credit facility, of which a letter of credit amounting to $6,028 against the amount payable to eBay is in the process of being
cancelled (refer to Note 6). The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.
Interest on the
current outstanding balances is payable quarterly and calculated using a LIBOR rate of no lower than LIBOR+2.125% and no higher than LIBOR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agr
e
ement. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. The Company incurred $1,699 as debt issuance costs in the form of the legal fee, underwriter’s fee, etc., and these costs are recognized as a reduction in the long-term borrowings in the condensed unaudited consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.
The Senior
Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interest of the Company from its shareholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of September 30, 2021, applicable total leverage ratio and fixed charge coverage ratio was 4.0 and 1.25, respectively and the Company was in compliance with these covenants.
Since the time
lag between the effective date of the new credit facility and September 30, 2021 is minimal and the interest rates on the Company’s new credit facility approximates the current market rates, the fair value of the debt is approximately equal to the carrying amount as of September 30, 2021.
On April 23, 2020, the Company received proceeds from a
loan
in the amount of $10,000, bearing annual interest of 1% and was due on
April 24, 2022
(the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company evaluated the applicable accounting guidance relative to the PPP Loan and accounted for the proceeds of the PPP Loan as debt under ASC 470. On June 10, 2021, the Small Business Administration (“SBA”) approved the forgiveness for the full amount of the PPP Loan which included principal of $10,000. The Company recognized the reversal of the debt liability upon forgiveness of the PPP Loan as “Gain on extinguishment of debt” in its condensed unaudited consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2021. As of September 30, 2021, the repayment schedule for the long-term borrowings was as follows:

As of September 30, 2021
Year Ended December 31,
Remaining three months of 2021	$—
2022	5,625
2023	11,250
2024	11,250
2025	16,875
2026 and thereafter	140,000

Total*	$185,000

*Includes $4,219 repayable against the term loan facility within the
twelve month period ending September 30, 2022. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited balance sheets as of September 30, 2021.

8.	Commitments and Contingencies

(a)	Purchase obligations
The Company entered into
non-cancellable
vendor agreements to purchase services. As of September 30, 2021, the Company was party to outstanding purchase contracts as follows:

As of September 30, 2021
Year Ended December 31,
Remaining three months of 2021	$2,468
2022	9,785
2023	5,700
2024	5,700
2025	5,700
2026 and thereafter	1,425

Total	$30,778

(b)	Lease commitments
The Company maintains leased offices in the United States of America, United Kingdom, India and France. Deferred rent as of September 30, 2021 and December 31, 2020 was $2,458 and $2,652, respectively for these leases and is included in other current liabilities and non-current
liabilities on the condensed unaudited consolidated balance sheets. Commitments for the base rents as of September 30, 2021 are as follows:

As of September 30, 2021
Year Ended December 31,
Remaining three months of 2021	$778
2022	2,553
2023	2,133
2024	1,953
2025	1,788
2026 and thereafter	5,062

Total	$14,267

The Company is a party to various litigations and administrative proceedings related to claims arising from its operations in the ordinary course of business including in relation to certain contingent purchase price obligations noted above. The Company records provisions for losses when claims become probable, and the amounts are estimable. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes that the resolution of the matters will not have a material impact on the Company’s business, results of operations, financial condition, or cash flows.

9.	Stock-Based Compensation
Stock-based compensation plan
In 2008, the Company adopted its 2008 Stock Option/Stock Issuance Plan, and, in 2017, adopted the Zeta Global Holdings Corp. 2017 Incentive Plan (collectively, the “Plans”).
The Plans permit the issuance of stock options, restricted stock and restricted stock units to employees, directors, and officers, consultants or advisors and non-employee
directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. The restricted stock and restricted stock units granted under the Plans generally did not vest until a change in control, which generally does not include an initial public offering. Upon a change in control, restricted stock and restricted stock units vest as to 25% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year term from the original date of grant. The restricted stock and restricted stock units will fully vest upon a change in control to the extent five years has passed from the original date of grant of the restricted stock or restricted stock units. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurs, the Company did not record any stock-based compensation expense for such awards. The stock-based compensation has been recognized following the vesting of restricted stock, restricted stock units and options as described below.
In the past, the Company has cancelled certain restricted stock and in lieu of such cancellation has issued restricted stock units to the holders of that restricted stock, with the same vesting conditions as restricted stock.

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

a)
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

b)
For the second category of holders, terms of the modification provide for vesting upon the effective date of the IPO as follows: (i) 25% of shares with an original grant date of less than five years prior to the IPO and (ii) 100% of shares with a grant date of five years or older. Post the IPO, additional vesting is deferred for one year. Thereafter the rema
i
ning shares shall vest in equal quarterly installments at the end of each quarter until the fifth anniversary of the date of the original grant.

c)
For the third category of holders, terms of the modification provide for vesting to begin at the end of the first quarter following the one-year
anniversary of the IPO, with such shares vesting in equal quarterly installments at the end of each quarter until the fifth anniversary of the date of the IPO.

The revised terms were communicated to the restricted stock and restricted stock unit holders.
The above modification was accounted for under the guidance in ASC
718-20-35-3.
Given the vesting of the modified awards contained a performance condition associated with the IPO, the Company had determined that the modification was considered improbable-to-improbable
under ASC
718-20-55-118
through 119.
The restricted stock or restricted stock units that are tendered by the holders in the buy-back
program for the first category of restricted stock and restricted stock units were liability classified and as such the expense related to these grants has been recognized based on the settlement price as of the date of IPO. In connection with the other two categories of holders, the Company will recognize compensation expense over the modified vesting terms, based on the fair value as of the date of modification. The portion of the awards subject to future service would remain classified as equity awards and expense would be recognized over the remaining future service period.
The following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value

Non-vested as of January 1, 2021	85,903,970	$2.80
Granted (1)	9,112,569	8.62
Vested	(9,300,893)	11.04
Forfeited (2)	(4,700,102)	9.46
Cancelled (3)	(16,655,197)	3.60
Modified	(68,986,297)	2.78
Modified and reissued	68,986,297	11.36

Non-vested as of September 30 , 2021	64,360,347	$10.94

(1)
During the nine months ended September 30, 2021, the Company granted 8,824,045 restricted stock and 288,724 restricted stock units to its employees and board members, of which 1,660,677 restricted stock and 98,993 restricted stock units were granted prior to March 12, 2021 and will be governed by the vesting rules described in a), b) and c) above. Remaining shares that were granted on or after March 12, 2021 shall vest over a period of four years, with 25% vesting on the one-year
anniversary of the IPO and the remainder vesting in equal quarterly installments thereafter through the 4th anniversary of the grant date. The Company also converted 1,198,219 restricted stock into restricted stock units for certain employee related grants included in the cancelled grants in the statements of shareholders equity for the nine months ended September 30, 2021.

(2)	During the nine months ended September 30, 2021, the 4,682,178 restricted stock and 17,924 restricted stock units were forfeited.
(3)
During the nine months ended September 30, 2021, the Company also cancelled 16,655,197 shares of restricted stock granted to holders of series A redeemable convertible preferred shares (see Note 10 to the condensed unaudited consolidated financial statements below).

Performance Stock Unit (“PSU”) Award
On August 18, 2021, the Compensation Committee of the Board of Directors approved 1,500,000 PSU awards under the Company’s 2021 Incentive Award Plan. Upon achievement of the conditions described below, the PSUs could result in the issuance of up to 3,000,000 shares of Class A common stock. Each PSU represents the right to receive shares of Class A common stock as set forth in the PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time (if ever) the PSUs are earned and have vested. Each PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A common stock if the PSUs are earned and vested.
The PSUs may be earned at the end of each fiscal quarter beginning with the three month period ending on June 30, 2022 and ending with, and including, the three month period ending on December 31, 2025. Such number of shares of Class A common stock shall be earned as a percentage of the PSUs granted, as set forth in the table below, based on the 20 day volume-weighted average closing price per share (“VWAP”) for such quarter. The number of PSUs earned for such quarter shall be reduced by the number of PSUs, if any, earned in any prior quarter.

20 Day VWAP of Class A common stock	Below $10	$10.00	$12.50	$15.00	$18.50	$22.00
Percentage of target PSUs	0%	25%	50%	100%	150%	200%
Upon being earned and subject to the participant’s continued service, PSUs will vest in three equal annual installments, with the first installment vesting on the date of determination for the applicable quarter for which such PSUs were earned, and the second and third installments vesting on the second and third anniversaries of such quarterly determination date, subject to accelerated vesting in connection with a change in control. In the event of Participant’s termination of service for any reason, all unvested PSUs will immediately and automatically be cancelled and forfeited, except, to the extent a Participant is terminated without cause or resigns for good reason, (i) any PSUs earned for any quarter prior to the date of termination will fully vest, and (ii) any PSUs earned in the quarter in which the termination date occurs will fully vest.
The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $1.95 per PSU. During the three and nine months ended September 30, 2021, the Company recognized an expense of $86 related to target PSUs during such period.
2021 Employee Stock Purchase Plan (“ESPP”)
In connection with its IPO, the Company adopted the 2021 Employee Stock Purchase Plan, or the 2021 ESPP. The Company expects that all of its employees will be eligible to participate (the “participants”) in the 2021 ESPP. The 2021 ESPP permits participants to purchase the Company’s Class A common stock through contributions up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period are capped at 10,000. In addition, no employee will be permitted to accrue the right to purchase shares under the Section 423 component at a rate in excess of $25,000 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of our Class A common stock as of the first day of the offering period).
On July 28, 2021, the Compensation Committee of the Board of Directors approved the Company’s first offering period under the 2021 ESPP, which commenced on August 1, 2021 and will end on November 30, 2021. Following the end of the first offering period, the 2021 ESPP shall have consecutive offering periods of approximately six months in length commencing each year on December 1 and June 1 and ending on each May 31 and November 30 occurring six months later, as applicable.
During the three months and nine months ended September 30, 2021, the Company recognized an expense of $180 at fair value of $2.16 per 2021 ESPP share, related to the enrollments under the first offering period that commenced on August 1, 2021. The fair value of the 2021 ESPP was determined, based on the Monte Carlo simulation method, by a third party valuation firm engaged by the Company.
Unrecognized compensation expense
The Company has $607,110 of unrecognized compensation expense related to its 64,360,347 unvested restricted stock and restricted stock units, 1,500,000 performance stock units and common stock to be issued under the ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.37 years.

10.	Stockholders’ Equity / (Deficit)
On February 24, 2021, the Company’s Board of Directors approved the correction of the conversion price of Series A redeemable convertible preferred shares held by certain shareholders and cancelation of 16,655,197 shares of restricted stock granted to these holders of Series A redeemable convertible preferred shares. The Board of Directors determined that the restricted shares were issued to those shareholders in order to avoid dilution of their ownership in the Company as a result of other grants of shares. It was further determined that the dilutive effect of those other restricted shares should have been addressed by an adjustment to the conversion price of the Series A redeemable convertible preferred shares. Therefore, the issuance of the restricted shares to these holders of the Series A redeemable convertible preferred shares was determined to be an error and were duplicative with the corrected calculation of the conversion price of Series A redeemable convertible preferred shares. The conversion price of these Series A redeemable convertible preferred stock was adjusted to $0.073587 from $0.59.
The number of shares outstanding as of June 14, 2021 was 152,270,401 shares of our Class A common stock and 37,856,095 shares of our Class B common stock, based on stock outstanding as of March 31, 2021, after giving effect to each of the Reorganization Transactions described in Note 1, as a result of the Company’s IPO.
Rights of Class A and Class B common stockholders:
The Company’s amended and restated Certificate of Incorporation defines the rights of the different classes of common stock as under:

•
Equal Status- Except as otherwise provided in the Certificate of Incorporation or required by applicable l
a
w, shares of Class A common stock and Class B common stock shall have the same rights, privileges and powers, rank equally (including as to dividends and distributions, and upon any liquidation, dissolution, distribution of assets or winding up of the Company), share ratably and be identical in all respects and as to all matters.

•
Voting- Except as otherwise required by applicable law, at all meetings of stockholders and on all matters submitted to a vote of stockholders of the Company generally, each holder of Class A common stock, as such, shall have the right to one (1) vote per share of Class A common stock held of record by such holder and each holder of Class B common stock, as such, shall have the right to ten (10) votes per share of Class B common stock held of record by such holder.

•
Dividend Rights- Shares of Class A common stock and Class B common stock shall be treated equally, identically and ratably, on a per share basis, with respect to any dividends as may be declared and paid from time to time by the Board of Directors of the Company.

•
Liquidation, Dissolution or Winding
Up-
Subject to the preferential or other rights of any holders of Preferred Stock then outstanding, upon the dissolution, distribution of assets, liquidation or winding up of the Company, whether voluntary or involuntary, holders of Class A common stock and Class B common stock will be entitled to receive ratably all assets of the Company available for distribution to its stockholders unless disparate or different treatment of the shares of each such class with respect to distributions upon any such liquidation, dissolution, distribution of assets or winding up is approved by the affirmative vote of the holders of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting separately as a class.

Shares issued for a settlement
In connection with a settlement of a dispute with a vendor, the Company issued 200,000 shares which it recorded as a General & Administrative expense in the condensed unaudited statements of operations and comprehensive loss.

11.	Warrants and Derivative Liabilities
The following assumptions were used to determine the fair value of the warrants and derivative liabilities as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
Stock price	$—	$7.56
Exercise price	$—	$0.01
Risk-free interest rate	—	0.09%
Expected volatility	—	64.0%
Time to maturity (in years)	—	0.63
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
For the three months ended September 30, 2020, the Company recognized an expense of $9,700, related to the changes in the fair value of warrants and derivative liabilities. There was no such expense in the three months ended September 30, 2021 due to the extinguishment of the warrants and derivative liability in connection with the Company’s IPO during Q2 2021. For the nine months ended September 30, 2021 and 2020, the Company recognized an expense related to changes in the fair value of such warrants and derivative liabilities of $5,000 and $16,400, respectively.

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
Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents*	$5,764	$—	$—	$5,764

Total assets measured at fair value	$5,764	$—	$—	$5,764

Liabilities
Derivative liability	$—	$—	$—	$—
Warrant liability	—	—	—	—
Acquisition related liabilities	—	—	24,886	24,886

Total liabilities measured at fair value	$—	$—	$24,886	$24,886

	As of December 31, 2020
Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents*	$12,257	$—	$—	$12,257

Total assets measured at fair value	$12,257	$—	$—	$12,257

Liabilities
Derivative liability	$—	$—	$38,400	$38,400
Warrant liability	—	—	19,700	19,700
Acquisition related liabilities	—	—	23,155	23,155

Total liabilities measured at fair value	$—	$—	$81,255	$81,255

*	Includes cash invested by the Company in certain money market accounts with a financial institution.
As noted above in Note 7, as of September 30, 2021 and December 31, 2020, the Company determined that the Term Loan is classified as Level 3 and the relevant fair values were approximately equal to the book value as of September 30, 2021 and $152,538 as of December 31, 2020.
The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2021 and year ended December 31, 2020:

	Warrant liability	Acquisition related liabilities	Derivative liability
Balance as of January 1, 2021	$19,700	$23,155	$38,400
Additions, net of payments	—	1,744	—
Change in fair value	4,400	(13)	600
Extinguishment of the warrant and derivative liabilities	(24,100)	—	(39,000)

Balance as of September 30, 2021	$—	$24,886	$—

In connection with certain business combinations, the Company may owe additional purchase consideration (contingent consideration included in the acquisition related liabilities) based on the financial performance of the acquired entities after their acquisition. The fair value of the contingent consideration was determined using an unobservable input such as projected revenues or collections of accounts receivables. Changes in any of the assumptions related to the unobservable inputs identified above may change the contingent consideration’s fair value.

13.	Related Party Transactions
Caivis Acquisition Corp. II, Caivis Acquisition Corp. IV, Caivis Investment Company V, LLC and Caivis Investment Company VI, LLC (collectively, the “Caivis Group”) are entities owned by many of the same stockholders of the Company. In addition, the Chief Executive Officer of the Company owns a controlling interest in the Caivis Group. On April 9, 2012, the Company amended its agreement with the Caivis Group, whereby the Caivis Group will provide support for general administrative and corporate development activities, including sourcing and evaluating potential partners and acquisition targets to the Company for $2,000 per year. This agreement with the Caivis Group was terminated on December 31, 2019 and therefore no such expenses are incurred during FY2020 and the nine months ended on September 30, 2021. As of December 31, 2020, the Company had outstanding payables of $533 to the Caivis Group included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets. During the nine months ended on September 30, 2021, the Company paid an amount of $533 and as such there is no outstanding payable to the Caivis Group as of September 30, 2021.
Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. During the three and nine months ended September 30, 2021, the Company recognized $49 and $211, respectively and during the three and nine months ended September 30, 2020, the Company recognized $92 and $277, respectively, as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss, representing the profit shared by the Company with CMS. As of September 30, 2021 and December 31, 2020, the Company had outstanding payables of $48 and $70, respectively to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balances sheets.

14.	Income Taxes
The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date
tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.
For the interim period ended September 30, 2020, the Company utilized the annual effective tax rate methodology to determine its income tax provision. For the interim period ended September 30, 2021, the Company departed from the annual effective tax rate methodology and computed its income tax provision using a discrete method. The use of the discrete method was made in accordance with authoritative accounting guidance, which allows for the use of a discrete method when there are significant changes to the projected annual effective tax rate as a result of minor adjustments to projected pre-tax
earnings.
For the three months ended September 30, 2021, the Company recorded an income tax provision of $428. The income tax provision related
primarily to foreign taxes. For the three months ended September 30, 2020, the Company recorded an income tax provision of $301 related primarily to foreign taxes.
The effective tax rate for the three months ended September 30, 2021 was (0.62)% on a pre-tax
loss of $68,701. The effective tax rate for the three months ended September 30, 2020 was (2.37)% on a pre-tax
loss of $12,702. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

15.	Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share is computed using the
two-class
method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including redeemable convertible preferred stock, outstanding stock options, warrants, to the extent dilutive, and reduced by the amount of cumulative dividends earned on the preferred shares. However, the unvested restricted stock, restricted stock units and performance stock units as of September 30, 2021 and 2020 of 65,860,347 and 84,486,332 respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(69,129)	$(13,003)	$(188,425)	$(44,437)
Cumulative redeemable convertible preferred stock dividends	—	3,774	7,060	11,150

Numerator for Basic and Dilutive loss per share - loss available to common stockholders	$(69,129)	$(16,777)	$(195,485)	$(55,587)

Denominator:
Class A common stock	111,312,720	—	50,027,683	—
Class B common stock	18,419,260	—	7,300,725	—
Series A common stock	—	26,108,711	14,420,964	26,108,727
Series B common stock	—	3,054,318	1,664,380	3,054,318
Warrants (convertible to Series A common stock)	—	3,444,328	1,899,768	3,444,328

Denominator for Basic and Dilutive loss per share-weighted-average common stock	129,731,980	32,607,357	75,313,520	32,607,373

Basic loss per share	$(0.53)	$(0.51)	$(2.60)	$(1.70)
Dilutive loss per share	$(0.53)	$(0.51)	$(2.60)	$(1.70)

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
Anti-dilutive common equivalent shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Options (convertible to Series A common stock)	923,750	1,137,026	923,750	1,137,026
Warrants (convertible to Series A common stock)	—	1,973,763	—	1,973,763
Redeemable convertible preferred stock	—	39,223,194	—	39,223,194
Restricted stock and restricted stock units	64,360,347	84,486,332	64,360,347	84,486,332
Performance stock units	1,500,000	—	1,500,000	—

16.	Subsequent Event
On October 1, 2021, the Company acquired the digital survey platform business of Apptness Media Group, LLC
(“Seller”)
 from Seller. As consideration for the acquisition, the Company (i) paid $17,934 in cash to Seller, and (ii) issued shares of the Company’s Class A common stock, par value $0.001 per share (the “Shares”), to Seller with an aggregate value of $23,000 calculated based on the closing price of the Shares on the New York Stock Exchange on September 30, 2021. The Shares are subject to an eighteen month lock-up
period with approximately equal release installments every six months.
Additionally, the Company may also (i) release to
Selle
r
 a $1,750 indemnity hold-back in eighteen months and (ii) pay up to $22,000 in earn-out
consideration payable 50% in cash and 50% in shares, based on the performance of the acquired business over the next three years.
The Company has not completed the purchase price allocation of this acquisition prior to the issuance of these financial statements, and an estimate of the financial effect of the transaction cannot be made. All other business combination disclosures are not available due to the proximity of the acquisition to the issuance of these financial statements.

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
COVID-19
Update
During the first half of 2021, some of our scaled customers in industries that experience negative effects from the
COVID-19
pandemic, such as travel and hospitality and financial services, reduced or paused their levels of business with us. This resulted in a reduction of total scaled customers that has continued through the three months ended September 30, 2021 relative to the prior-year period, as we saw a decrease in our total scaled customers, from 354 customers to 347 customers. However, during the three months ended September 30, 2021, we experienced an increase in scaled customer ARPU, which resulted in our revenue increasing for the three months ended September 30, 2021 compared to the prior-year period. Our scaled customer ARPU growth resulted primarily from the initial effects of transitioning our sales team model to focus a dedicated team on new business development and a separate team on training and educating new and existing users on our platform capabilities. Our transition to this hunter/farmer sales model has included focusing more of our sales team on growth of existing scaled customers and aligning scaled customers with sellers that have specific industry expertise. In addition, scaled customer ARPU also benefitted from increased levels of business from customers in industries that experienced positive effects from the
COVID-19
pandemic, such as insurance, automotive and telecom.
In future periods, as the post-pandemic recovery continues and pandemic-related restrictions subside, we expect that our customers in industries such as travel and hospitality and financial services will return to levels of spending comparable to or greater than their historical spending. Although the pandemic-related growth levels we have experienced may decrease in the future, we expect that the success of our new sales team model will continue to drive new business. As a result, we expect customer spending in industries where we saw strength during the
COVID-19
pandemic to continue to increase even as the growth effects of the
COVID-19
pandemic on some industries may tend to be moderate.

Factors Affecting Results of Operations
For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in the Management’s Discussion and Analysis section and the “Risk Factors” section of our Prospectus.
Key Business Metrics
For a list of the key performance metrics we use to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions, please see “Key Business Metrics” in the Management’s Discussion and Analysis section and the “Risk, Factors” section of our Prospectus.
Description of Certain Components of Financial Data
Revenues
Our revenue is primarily derived from subscription fees, volume-based utilization fees and fees for professional services related to customers’ use of our marketing platform. Our revenue is comprised from a mix of direct platform revenue and integrated platform revenue, which leverages application programming interface (“API”) integrations with third parties. For the nine months ended September 30, 2021 and 2020, we derived 75% and 71% of our revenues from direct platform revenue, and 25% and 29% of our revenues from integrated platform revenue, respectively. Revenues are recognized when control of these products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products and services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Estimates.”
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
Research and development expenses
Research and development expenses primarily consist of personnel costs, including salaries, bonuses and employee benefit costs, engineering and IT services associated with the ongoing research and maintenance of internal use software, including platform and related infrastructure. We expect to continue to invest in research and development in order to develop our technology platform to drive incremental value and growth and as a result we expect that research and development expenses will increase as a percentage of revenue in the long term.
Depreciation and amortization
Depreciation and amortization relate to property and equipment, website and software development costs as well as intangible assets. We record depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets.
Acquisition related expenses
Acquisition related expenses primarily consist of legal fees associated with certain business combinations and addressing disputes related to those transactions. It also includes retention bonuses agreed to be paid to employees related to one-time
events such as an acquisition or a significant transaction. We expect that acquisition related expenses will be correlated with future acquisitions (if any), which could be greater than or less than our historic levels.
Restructuring expenses
Restructuring expenses primarily consist of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels.
Interest expense
Interest expense primarily consists of interest paid on long-term borrowings.
Other (income) / expense
Other (income) / expense primarily consists of changes in fair value of acquisition related liabilities, gains and losses on sale of assets, gains and losses on extinguishment of acquisition related liabilities and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rate, which could be greater than or less than our historic levels.
Change in fair value of warrants and derivative liabilities
Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds. The change in fair value of warrants and derivative liabilities depends on external valuation-related factors. As of September 30, 2021, the Company does not have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

Income tax provision
The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date
tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary. For the interim period ended September 30, 2020, the Company utilized the annual effective tax rate methodology to determine its income tax provision. For the interim period ended September 30, 2021, the Company departed from the annual effective tax rate methodology and computed its income tax provision using a discrete method. The use of the discrete method was made in accordance with authoritative accounting guidance which allows for the use of a discrete method when there are significant changes to the projected annual effective tax rate as a result of minor adjustments to projected pre-tax
earnings.
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
a non-GAAP financial
measure defined as net loss adjusted for interest expense, depreciation and amortization, stock-based compensation, income tax provision / (benefit), acquisition related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expense, certain non-recurring
IPO related expenses and other expenses / (income). Acquisition related expenses and restructuring expenses primarily consist of severance and other personnel-related costs which we do not expect to incur in the future as acquisitions of businesses may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense
related to periodically
recording “mark-to-market” changes
in the valuation of derivatives and warrants. Other expenses / (income) consists of non-cash expenses
such as changes in fair value of acquisition related liabilities, gains and losses on extinguishment of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring
IPO related expenses that are not related to our core operations provides measures for period-to-period
comparisons of our business and provides additional insight into our core controllable costs. Adjusted EBITDA margin is a non-GAAP
metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to-period comparisons
of our business as well as comparison to our peers. We believe that these non-GAAP financial
measures are useful to investors in analyzing our financial and operational performance. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Because of these and other limitations, you should consider our non-GAAP measures
only as supplemental to other GAAP-based financial performance measures, including revenues and net loss.

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(69,129)	$(13,003)	$(188,425)	$(44,437)
Net loss margin	(60.0)%	(13.6)%	(58.2)%	(17.5)%
Add back:
Interest expense	1,342	3,823	5,705	12,548
Income tax provision / (benefit)	428	301	(565)	1,319
Depreciation and amortization	11,783	10,133	33,135	30,171
Stock-based compensation	69,343	26	188,613	79
IPO related expenses	—	—	2,705	—
Gain on extinguishment of debt	—	—	(10,000)	—
Acquisition related expenses	480	1,230	1,516	4,321
Restructuring expenses	30	259	467	1,950
Change in fair value of warrants and derivative liabilities	—	9,700	5,000	16,400
Dispute settlement expense	1,196	—	1,196	—
Other expenses / (income)	496	(188)	1,031	(546)

Adjusted EBITDA	$15,969	$12,281	$40,378	$21,805

Adjusted EBITDA margin	13.9%	12.9%	12.5%	8.6%

Results of Operations
We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Condensed Consolidated Statements of Operations Data:
Revenues	$115,133	$95,284	$323,492	$253,674

Operating expenses:
Cost of revenues (excluding depreciation and amortization)	44,525	40,705	125,709	100,530
General and administrative expenses	50,643	17,150	135,682	53,270
Selling and marketing expenses	60,537	18,269	163,952	54,359
Research and development expenses	13,998	6,905	50,285	23,789
Depreciation and amortization	11,783	10,133	33,135	30,171
Acquisition related expenses	480	1,230	1,516	4,321
Restructuring expenses	30	259	467	1,950

Total operating expenses	$181,996	$94,651	$510,746	$268,390

(Loss) / income from operations	(66,863)	633	(187,254)	(14,716)
Interest expense	1,342	3,823	5,705	12,548
Other expenses / (income), net	496	(188)	1,031	(546)
Gain on extinguishment of debt	—	—	(10,000)	—
Change in fair value of warrants and derivative liabilities	—	9,700	5,000	16,400

Total other expenses	$1,838	$13,335	$1,736	$28,402

Loss before income taxes	(68,701)	(12,702)	(188,990)	(43,118)
Income tax provision / (benefit)	428	301	(565)	1,319

Net loss available to common stockholders	$(69,129)	$(13,003)	$(188,425)	$(44,437)

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenues

	Three months ended September 30,		Change
	2021	2020	Amount	%
Revenues	$115,133	$95,284	$19,849	20.8%
Revenues increased by $19.8 million, or 20.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase in revenues is attributable to incremental revenues of $6.2 million from existing customers and $13.6 million from new customers.
Cost of revenues (excluding depreciation and amortization)

	Three months ended September 30,		Change
	2021	2020	Amount	%
Cost of revenues (excluding depreciation and amortization)	$44,525	$40,705	$3,820	9.4%

Cost of revenues (excluding depreciation and amortization) increased by $3.8 million, or 9.4%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily driven by $1.9 million in incremental media costs and other direct fulfillment costs of $1.6 million.
General and administrative expenses

	Three months ended September 30,		Change
	2021	2020	Amount	%
General and administrative expenses	$50,643	$17,150	$33,493	195.3%
General and administrative expenses increased by $33.5 million, or 195.3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by stock-based compensation of $28.2 million, higher employee related costs of $3.1 million, higher legal and professional fees of $1.7 million and shares issued in the settlement of a dispute of $1.2 million, this increase was partially offset by reduction in the rent and facility expenses of $0.4 million and computer and telecom expenses of $0.4 million.
Selling and marketing expenses

	Three months ended September 30,		Change
	2021	2020	Amount	%
Selling and marketing expenses	$60,537	$18,269	$42,268	231.4%
Selling and marketing expenses increased by $42.3 million, or 231.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by stock-based compensation of $35.1 million, higher employee related costs of $6.5 million and other marketing related expenses of $0.8 million.
Research and development expenses

	Three months ended September 30,		Change
	2021	2020	Amount	%
Research and development expenses	$13,998	$6,905	$7,093	102.7%
Research and development expenses increased by $7.1 million, or 102.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by stock-based compensation of $4.8 million and higher employee related costs of $2.1 million.
Depreciation and amortization

	Three months ended September 30,		Change
	2021	2020	Amount	%
Depreciation and amortization	$11,783	$10,133	$1,650	16.3%
Depreciation and amortization increased by $1.7 million, or 16.3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by amortization of intangibles of $1.1 million and depreciation expense of $0.5 million.

Acquisition related expenses

	Three months ended September 30,		Change
	2021	2020	Amount	%
Acquisition related expenses	$480	$1,230	$(750)	(61.0)%
Acquisition related expenses decreased by $0.8 million, or 61.0%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily driven by lower retention bonuses and professional fees compared with those incurred during the three months ended September 30, 2020, in conjunction with acquisitions completed in 2019.
Restructuring expenses

	Three months ended September 30,		Change
	2021	2020	Amount	%
Restructuring expenses	$30	$259	$(229)	(88.4)%
Restructuring expenses decreased by $0.2 million, or 88.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily driven by lower employee severance cost.
Interest expense

	Three months ended September 30,		Change
	2021	2020	Amount	%
Interest expense	$1,342	$3,823	$(2,481)	(64.9)%
Interest expense decreased by $2.5 million, or 64.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily driven by a lower interest rate on the new debt facility entered into during 2021.
Other expenses / (income)

	Three months ended September 30,		Change
	2021	2020	Amount	%
Other expenses / (income)	$496	$(188)	$684	(363.8)%
Other expenses increased by $0.7 million or 363.8% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by a foreign currency loss of $0.4 million and change in the fair value of acquisition related liabilities of $0.2 million.
Change in fair value of warrants and derivative liabilities

	Three months ended September 30,		Change
	2021	2020	Amount	%
Change in fair value of warrants and derivative liabilities	$—	$9,700	$(9,700)	(100)%
Change in fair value of warrants and derivative liabilities expense decreased by $9.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This loss during the three months September 30, 2020 was primarily driven by a change in our estimates and assumptions specifically as it relates to the price of our underlying stock used to calculate the fair value of our warrants and derivatives. The warrants and derivative liabilities were extinguished upon the Company’s IPO on June 14, 2021 and as such there are no such changes in the liabilities recorded during the three months ended September 30, 2021.

Income tax provision

	Three months ended September 30,		Change
	2021	2020	Amount	%
Income tax provision	$428	$301	$127	42.2%
For the three months ended September 30, 2021, the Company recorded an income tax provision of $0.4 million yielding an effective tax rate of (0.62)%. For the three months ended September 30, 2020, the Company recorded an income tax provision of $0.3 million yielding an effective tax rate of (2.37)%. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenues

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Revenues	$323,492	$253,674	$69,818	27.5%
Revenues increased by $69.8 million, or 27.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase in revenues is attributable to incremental revenues of $30.8 million from existing customers and $38.9 million from new customers.
Cost of revenues (excluding depreciation and amortization)

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Cost of revenues (excluding depreciation and amortization)	$125,709	$100,530	$25,179	25.0%
Cost of revenues (excluding depreciation and amortization) increased by $25.2 million, or 25.0%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was primarily driven by $20.0 million in incremental media costs, other direct fulfillment costs of $3.5 million and stock-based compensation of $1.5 million.
General and administrative expenses

	Nine months ended September 30,		Change
	2021	2020	Amount	%
General and administrative expenses	$135,682	$53,270	$82,412	154.7%
General and administrative expenses increased by $82.4 million, or 154.7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was driven by stock-based compensation of $70.9 million, employee related costs of $9.3 million, non-recurring
IPO related expenses of $1.5 million, legal and professional fees of $2.0 million and shares issued in the settlement of a dispute of $1.2 million, this increase was partially offset by reduction in the rent and facility expenses of $1.4 million and computer and telecom expenses of $1.0 million.

Selling and marketing expenses

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Selling and marketing expenses	$163,952	$54,359	$109,593	201.6%
Selling and marketing expenses increased by $109.6 million, or 201.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily driven by stock-based compensation of $94.6 million, higher employee related costs of $14.2 million and non-recurring
IPO related expense of $0.8 million.
Research and development expenses

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Research and development expenses	$50,285	$23,789	$26,496	111.4%
Research and development expenses increased by $26.5 million, or 111.4%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily driven by stock-based compensation of $21.7 million, higher employee related costs and professional and consulting fees of $4.5 million and non-recurring
IPO related expenses of $0.4 million.
Depreciation and amortization

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Depreciation and amortization	$33,135	$30,171	$2,964	9.8%
Depreciation and amortization increased by $3.0 million, or 9.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily driven by an increase in amortization of intangibles of $2.3 million and depreciation expense of $0.6 million.
Acquisition related expenses

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Acquisition related expenses	$1,516	$4,321	$(2,805)	(64.9)%
Acquisition related expenses decreased by $2.8 million, or 64.9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was primarily driven by lower retention bonuses and professional fees compared to those incurred during the nine months ended on September 30, 2020 in conjunction with acquisitions completed in 2019.
Restructuring expenses

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Restructuring expenses	$467	$1,950	$(1,483)	(76.1)%
Restructuring expenses decreased by $1.5 million, or 76.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was primarily driven by lower employee severance cost during the nine months ending September 30, 2021 compared with September 30, 2020.

Interest expense

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Interest expense	$5,705	$12,548	$(6,843)	(54.5)%
Interest expense decreased by $6.8 million, or 54.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was primarily driven by a lower interest rate on the new debt facility entered into during 2021.
Other expenses / (income)

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Other expenses / (income)	$1,031	$(546)	$1,577	(288.8)%
Other expense increased by $1.6 million, or 288.8% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily driven by an increase in loss on sale of assets of $0.7 million, and an increase in foreign currency loss of $0.8 million.
Change in fair value of warrants and derivative liabilities

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Change in fair value of warrants and derivative liabilities	$5,000	$16,400	$(11,400)	(69.5)%
Change in fair value of warrants and derivative liabilities expense decreased by $11.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These losses during the nine months ended September 30, 2021 and 2020 were primarily driven by a change in our estimates and assumptions specifically as it relates to the price of our underlying stock used to calculate the fair value of our warrants and derivatives. The warrants and derivative liabilities were extinguished upon the Company’s IPO on June 14, 2021 and as such there are no such changes in the liabilities recorded during the three months ended September 30, 2021, and the losses in the nine months ended September 30, 2021 are much smaller compared to the nine months ended September 30, 2020,
Income tax (benefit) / provision

	Nine months ended September 30,		Change
	2021	2020	Amount	%
Income tax (benefit) / provision	$(565)	$1,319	$(1,884)	(142.8)%
For the nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.6 million yielding an effective tax rate of 0.3%. For the nine months ended September 30, 2020, the Company recorded an income tax provision of $1.3 million yielding an effective tax rate of (3.06)%. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of September 30, 2021, we had cash and cash equivalents of $116.2 million. The net working capital, consisting of current assets less current liabilities, as of September 30, 2021 was $95.4 million. As of September 30, 2021, we had an accumulated deficit of $430.7 million.

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
Cash flows
The following table summarizes our cash flows:

	Nine months ended September 30,
	2021	2020
Net cash provided by / (used for):
Cash provided by operating activities	$23,366	$16,642
Cash used in investing activities	(22,463)	(19,408)
Cash provided by financing activities	64,682	6,004
Effect of exchange rate changes on cash and cash equivalents	(130)	(102)

Net increase in cash and cash equivalents	$65,455	$3,136

Cash Flows from Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities of $23.4 million resulted primarily from adjusted non-cash
items of $217.6 million, more than offsetting our net loss of $188.4 million and resulting in a net cash income of $29.2 million. Changes in working capital were primarily driven by a decrease in accounts receivable of $7.4 million, decrease in prepaid and other current assets of $2.4 million and increase in accrued expenses and other current liabilities of $2.8 million, offset by a decrease in accounts payable of $18.0 million and deferred revenues of $1.3 million, for net decrease in working capital of $5.8 million.
For the nine months ended September 30, 2020, net cash provided by operating activities of $16.6 million resulted primarily from changes in working capital driven by a decrease in accounts receivable of $29.0 million, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities of $19.7 million, for net increase in working capital of $11.7 million. This increase was partially offset by net loss of $44.4 million adjusted for non-cash
items of $49.4 million, resulting in a net cash loss of $5.0 million.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021, we used $22.5 million of cash in investing activities, primarily consisting of website and software development costs of $13.4 million, capital expenditure of $6.9 million and business and asset acquisitions of $2.2 million.
For the nine months ended September 30, 2020, we used $19.4 million of cash in investing activities, primarily consisting of website and software development costs of $17.5 million and capital expenditure of $1.9 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities of $64.7 million was primarily due to IPO proceeds (net of issuance cost) of $126.5 million, new credit facility of $183.3 million (net of financing cost), partially offset by repayments against credit facilities of $180.7 million. Further, in connection with our IPO, we repurchased and cancelled certain stock, including restricted stock and restricted stock units with a total repurchase amount of $64.5 million.
For the nine months ended September 30, 2020, net cash provided by financing activities of $6.0 million was primarily due to $10.0 million in proceeds from the PPP loan, partially offset by repayments of $3.5 million under our credit facilities and cash paid for acquisition related liabilities amounting to $0.5 million.

Debt
As of September 30, 2021, we have $183.5 million (net of $1.5 million of unamortized debt acquisition costs) of outstanding long-term borrowings.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates are based on management’s judgment and the best available information, and as such actual results could differ from those estimates.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. Based upon the principal balance owed on our long-term borrowings as of September 30, 2021, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expenses by $1.9 million. There were no other material changes in market risk exposures as of September 30, 2021.
Foreign Currency Risk
We have foreign currency risks related to a certain number of our foreign subsidiaries in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
Other than the changes described above regarding enhancements associated with ongoing remediation efforts, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule
13a-15(d)
and
15d-15(d)
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
On July 28, 2021, the Company issued 200,000 shares of its Class A common stock to a vendor in connection with the settlement of a dispute alleging non-compensation
under a past services contract. We did not receive any proceeds from such issuance.
The securities described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The vendor confirmed that it was an accredited investor and acknowledged that the securities must be acquired and held for investment.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form
10-Q
are incorporated by reference or are filed with this Quarterly Report on Form
10-Q,
in each case as indicated therein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-255499	4.1	5/7/2021

10.1	Letter Agreement, dated June 29, 2021, by and between Zeta Global Holdings Corp. and Jené Elzie	8-K	001-40464	10.1	6/29/2021

10.2	Form of Indemnification Agreement by and between the Registrant and Each of its Directors and Executive Officers.	S-1/A	333-255499	10.2	5/7/2021

10.3#	Zeta Global Holdings Corp. 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.3	5/7/2021

10.4#	Form of restricted stock agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.4	5/7/2021

10.5#	Form of option agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.5	5/7/2021

10.6#	Zeta Global Holdings Corp. 2017 Equity Incentive Plan	S-1/A	333-255499	10.6	5/7/2021

10.7#	Form of restricted stock agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.7	5/7/2021

10.8#	Form of restricted stock unit agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.8	5/7/2021

10.9#	Form of stock option agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.9	5/7/2021

10.10#	Zeta Global Holdings Corp. 2021 Incentive Award Plan	S-1/A	333-255499	10.10	5/7/2021

10.11#	Form of restricted stock agreement under 2021 Incentive Award Plan.	S-1/A	333-255499	10.11	5/7/2021

10.12#	Form of restricted stock unit agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.12	5/7/2021

10.13#	Form of stock option agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.13	5/7/2021

10.14#	Zeta Global Holdings Corp. 2021 Employee Stock Purchase Plan	S-1/A	333-255499	10.14	5/7/2021

10.15#	Form of amendment to restricted stock agreement under 2008 Stock Option/Stock Issuance Plan and 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.15	5/7/2021

10.16#	Form of amendment to restricted stock unit agreement under 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.16	5/7/2021

10.17#	Form of Employment Agreement by and between Zeta Global Holdings Corp. and David A. Steinberg	S-1/A	333-255499	10.17	5/7/2021

10.18	Form of Exchange Agreement	S-1/A	333-255499	10.18	5/7/2021

10.19#	Form of Employment Agreement by and between Zeta Global Corp. and Steven Gerber	S-1/A	333-255499	10.19	5/7/2021

10.20#	Form of Employment Agreement by and between Zeta Global Corp. and Chris Greiner	S-1/A	333-255499	10.20	5/7/2021

10.21#	Form of performance stock unit agreement under 2021 Incentive Award Plan					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

#	Indicates a management contract or compensatory plan.
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

Zeta Global Holdings Corp.

Date: November 10, 2021	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer and Chairperson (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)