Form 10-Q
period 2022-03-31
Zeta Global Holdings Corp.
filed 2022-05-11
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40464

ZETA GLOBAL HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	80-0814458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Park Ave, 33rd Floor

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

As of April 29, 2022, 166,072,256 shares of the registrant’s Class A common stock and 36,856,095 shares of registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2022

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Unaudited Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	4

	Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit) for the Three Months Ended March 31, 2022 and 2021	5

	Condensed Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	6

	Notes to Condensed Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Default Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	35

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, may materially affect such forward-looking statements:

•
The continued impact of COVID-19 on our and our customers’, suppliers’ or other partners’ business could be detrimental to our business, results of operations, financial condition and the price of our stock;
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

Unless the context otherwise requires, references in this Form 10-Q to “Zeta,” “we,” “us,” “our” or “the Company” refer to Zeta Global Holdings Corp.

WHERE YOU CAN FIND MORE INFORMATION

The Company maintains a website at the following address: https://zetaglobal.com. The information on the Company’s website is not incorporated by reference in, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q.

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

Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Zeta Global Investor Relations website at https://investors.zetaglobal.com. We use these channels as well as social media channels (e.g., the Zeta Facebook account (facebook.com/ZetaGlobal); the Zeta Instagram account (instagram.com/zetaglobal); the Zeta Twitter account (twitter.com/zetaglobal); and the Zeta LinkedIn account (linkedin.com/company/zetaglobal)) as a means of disclosing information about our business to our customers, colleagues, investors, and the public. While not all of the information that we post to the Zeta Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Zeta to review the information that we share on the Zeta Investor Relations website and on our social media channels. The information on the Zeta Investor Relations website and the Company’s social media channels is not incorporated by reference in, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$103,863	$103,859
Accounts receivable, net of allowance of $1,554 and $1,295 as of March 31, 2022 and December 31, 2021, respectively	75,558	83,578
Prepaid expenses	6,773	6,970
Other current assets	1,825	1,649
Total current assets	188,019	196,056
Non-current assets:
Property and equipment, net	5,329	5,630
Website and software development costs, net	37,274	38,038
Intangible assets, net	50,092	40,963
Goodwill	133,049	114,509
Deferred tax assets, net	1,009	956
Other non-current assets	1,545	1,113
Total non-current assets	$228,298	$201,209
Total assets	$416,317	$397,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,272	$21,711
Accrued expenses	62,353	63,979
Acquisition related liabilities (current)	17,419	8,042
Deferred revenue	5,699	6,866
Other current liabilities	6,469	5,159
Total current liabilities	109,212	105,757
Non-current liabilities:
Long term borrowings	183,698	183,613
Acquisition related liabilities (non-current)	16,692	14,915
Other non-current liabilities	2,370	2,492
Total non-current liabilities	202,760	201,020
Total liabilities	$311,972	$306,777
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 165,461,786 and 159,974,847 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	165	160
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 36,856,095 and 37,856,095 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	37	38
Additional paid-in capital	670,342	584,208
Accumulated deficit	(563,854)	(491,817)
Accumulated other comprehensive loss	(2,345)	(2,101)
Total stockholders' equity	104,345	90,488
Total liabilities and stockholders' equity	$416,317	$397,265

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Revenues	$126,268	$101,463
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	41,725	38,972
General and administrative expenses	53,349	19,132
Selling and marketing expenses	68,918	20,570
Research and development expenses	17,231	9,784
Depreciation and amortization	12,766	10,117
Acquisition related expenses	344	707
Restructuring expenses	—	287
Total operating expenses	$194,333	$99,569
(Loss) / Income from operations	(68,065)	1,894
Interest expense	1,298	2,961
Other expenses	5,273	1,284
Change in fair value of warrants and derivative liabilities	—	23,600
Total other expenses	$6,571	$27,845
Loss before income taxes	(74,636)	(25,951)
Income tax benefit	$(2,599)	$(1,577)
Net loss	$(72,037)	$(24,374)
Other comprehensive (loss) / income:
Foreign currency translation adjustment	$(244)	$54
Total comprehensive loss	$(72,281)	$(24,320)
Net loss	$(72,037)	$(24,374)
Cumulative redeemable convertible preferred stock dividends	—	3,894
Net loss available to common stockholders	$(72,037)	$(28,268)
Basic loss per share	$(0.54)	$(0.86)
Diluted loss per share	$(0.54)	$(0.86)
Weighted average number of shares used to compute net loss per share
Basic	134,084,703	32,846,991
Diluted	134,084,703	32,846,991

The Company recorded total stock-based compensation as follows:

	Three months ended March 31,
	2022	2021
Cost of revenues (excluding depreciation and amortization)	$1,162	$—
General and administrative expenses	29,775	—
Selling and marketing expenses	36,807	—
Research and development expenses	5,992	—
Total	$73,736	$—

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022[1]	159,974,847	160	37,856,095	38	584,208	(491,817)	(2,101)	90,488
Shares issued in connection with certain agreements	1,026,785	1	-	—	11,082	—	—	11,083
Restricted stock grants	4,162,159	4	—	—	(4)	—	—	—
Restricted stock forfeitures	(717,505)	(1)	—	—	1	—	—	—
Class B common stock transferred to Class A common stock	1,000,000	1	(1,000,000)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	74,990	—	—	74,990
Options exercised	15,500	—	—	—	65	—	—	65
Foreign currency translation adjustment	—	—	—	—	—	—	(244)	(244)
Net loss	—	—	—	—	—	(72,037)	—	(72,037)
Balance as of March 31, 2022[2]	165,461,786	165	36,856,095	37	670,342	(563,854)	(2,345)	104,345

	Redeemable Convertible Preferred Stock		Series A common stock		Series B common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2021	39,223,194	$154,210	112,012,693	$112	3,054,318	$3	$4,956	$(242,254)	$(2,037)	$(239,220)
Restricted stock cancelation	—	—	(17,853,416)	(18)	—	—	18	—	—	—
Shares issued in connection with certain agreements	—	—	613,497	1	—	—	5,453	—	—	5,454
Restricted stock grants	—	—	3,687,431	4	—	—	(4)	—	—	—
Restricted stock forfeitures	—	—	(1,629,369)	(2)	—	—	2	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	—	(24,374)	—	(24,374)
Balance as of March 31, 2021	39,223,194	$154,210	96,830,836	$97	3,054,318	$3	$10,425	$(266,628)	$(1,983)	$(258,086)

1. Includes 115,456,543 outstanding Class A common stock, 18,419,260 outstanding Class B common stock, 44,518,304 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

2. Includes 117,498,828 outstanding Class A common stock, 17,419,260 outstanding Class B common stock, 47,962,958 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(72,037)	$(24,374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,766	10,117
Stock-based compensation	73,736	—
Deferred income taxes	(2,870)	(1,800)
Change in fair value of warrant and derivative liabilities	—	23,600
Others, net	5,731	1,669
Change in non-cash working capital (net of acquisitions):
Accounts receivable	9,577	11,080
Prepaid expenses	233	800
Other current assets	(173)	(2,240)
Other non-current assets	(432)	(14)
Deferred revenue	(1,181)	(67)
Accounts payable	(2,438)	(9,796)
Accrued expenses and other current liabilities	(1,607)	(3,659)
Other non-current liabilities	(122)	296
Net cash provided by operating activities	21,183	5,612
Cash flows from investing activities:
Capital expenditures	(6,743)	(204)
Website and software development costs	(4,465)	(4,441)
Business acquisitions, net of cash acquired	(9,157)	(2,159)
Net cash used for investing activities	(20,365)	(6,804)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(647)	(64)
Proceeds from credit facilities, net of issuance costs	1,406	183,311
Exercise of options	65	—
Repayments against the credit facilities	(1,406)	(180,745)
Net cash (used for) / provided by financing activities	(582)	2,502
Effect of exchange rate changes on cash and cash equivalents	(232)	68
Net increase in cash and cash equivalents	4	1,378
Cash and cash equivalents, beginning of period	103,859	50,725
Cash and cash equivalents, end of period	$103,863	$52,103
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest	$1,221	$3,168
Cash paid for income taxes, net	$123	$210
Liability established in connection with acquisitions	$12,884	$2,566
Capitalized stock-based compensation as website and software development costs	$1,254	$—
Shares issued in connection with acquisitions and other agreements	$11,083	$5,454
Non-cash consideration for website and software development costs	$291	$—

See accompanying notes to condensed unaudited consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Organization and Background

(a) Nature of Business

Zeta Global Holdings Corp., a Delaware Corporation (“Zeta Global Holdings”) and Zeta Global Corp. (the “operating company”), a Delaware Corporation (“Zeta Global” individually, or collectively with Zeta Global Holdings Corp. and its consolidated entities, as context dictates, the “Company”), is a marketing technology company that uses proprietary data, artificial intelligence and software to create a technology platform that enables marketers to acquire, retain and grow customer relationships. The Company’s technology platform powers data-driven marketing programs for enterprises across a wide range of industries and utilizes all digital distribution channels including email, search, social, mobile, display and connected TV. Zeta Global was incorporated and began operations in October 2007.

(b) Initial Public Offering (“IPO”)

On June 9, 2021, the Company’s registration statement on Form S-1 relating to the initial public offering (“IPO”) of its Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, on June 14, 2021, the Company issued and sold 14,773,939 shares of Class A common stock at a public offering price of $10 per share for net proceeds of $132.7 million, after deducting underwriters’ discounts and commissions (but excluding other offering expenses and reimbursements of $6.2 million). The Company used a portions of proceeds from the IPO (i) to satisfy the tax withholding and remittance obligations of holders of its outstanding restricted stock and restricted stock units that vested in connection with the offering by repurchasing and cancelling 1,799,650 shares of Class A restricted stock, 197,490 shares of Class B restricted stock and 92,671 restricted stock units (the “Tax Withholding Repurchase”); (ii) to repurchase and cancel 2,158,027 shares of Class A restricted stock and 88,518 restricted units at the election of certain holders (the “Class A Stock Repurchase”); (iii) to repurchase and cancel 1,767,692 shares of Class B common stock and 342,510 shares of restricted Class B common stock from its Chief Executive Officer and Co-Founder, David Steinberg (the “Class B Stock Repurchase”); and (iv) for general corporate purposes, including working capital, operating expenses and capital expenditures, although the Company did not designate any specific uses. The Company has used and may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, services or technologies.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2022, the results of operations, comprehensive (loss) / income, stockholders’ equity, and cash flows for the three-month period ended March 31, 2022 and 2021, respectively. The results of operations for the three-month period ended March 31, 2022 and 2021, respectively are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2021, which was included in Form 10-K filed with the SEC on February 25, 2022.

The accompanying unaudited consolidated financial statements include the accounts of Zeta and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements (see Note 15 to the condensed unaudited consolidated financial statements below).

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $2,445 and $2,286 as of March 31, 2022 and December 31, 2021, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the three months ended March 31, 2022 and 2021, the Company billed and collected $14,643 and $9,123 in advance, respectively and recognized $15,810 and $9,191, respectively as revenues. As of March 31, 2022 and December 31, 2021, the deferred revenues are $5,699 and $6,866, respectively.

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

As of March 31, 2022, the Company's remaining performance obligation for the next twelve months and thereafter was $13,419 and $23,482, respectively.

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

When the Company generates revenue by leveraging its platform’s integration with third parties, it is considered Integrated Platform Revenues.

The following table summarizes disaggregation for the three months ended March 31, 2022 and 2021, respectively.

	Three months ended March 31
	2022	2021
Direct platform revenues	81%	74%
Integrated platform revenues	19%	26%

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(c) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, performance stock units (“PSUs”), shares purchased under its employee stock purchase plan and stock options granted to the employees, consultants or advisors and non-employee directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer note 9).

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

Since the Company’s restricted stock and restricted stock units granted prior to the IPO had both a performance condition (i.e. change in control) and a service condition, the Company used the graded vesting attribution method to recognize the stock-based compensation.

The Company has issued PSUs to certain employees during the three months ended March 31, 2022 and during the year ended December 31, 2021. The Company also adopted an ESPP plan during the year ended December 31, 2021 (Refer Note 9). The fair value of PSU awards was determined using the Monte Carlo simulation method and for ESPP using the Black-Scholes-Merton model, by a third-party valuation firm engaged by the Company. The Company recognizes the stock-based compensation related to these plans on a straight-line basis over the vesting terms associated with these plans.

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

Revenues by geographical region consisted of the following;

	Three months ended March 31
	2022	2021
US	$119,988	$93,252
International	6,280	8,211
Total revenues	$126,268	$101,463

Total long-lived assets by geographical region consisted of the following;

	As of
	March 31, 2022	December 31, 2021
US	$41,861	$43,023
International	742	645
Total long-lived assets	$42,603	$43,668

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2022 and 2021.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of March 31, 2022 and December 31, 2021, respectively, there was no customer that represented more than 10% of accounts receivables balance as of that date. The Company continuously monitors whether there is an expected credit loss arising from customers, and as of March 31, 2022 and the year ended December 31, 2021, no provision was warranted or recorded.

New accounting pronouncements

Recently adopted:

In May 2021, the FASB issued ASU No. 2021-04 Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40)- Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. These amendments also require that an entity apply the guidance in Subtopic 470-50 to a modification or an exchange of a freestanding equity-classified written call option that is a part of or directly related to a modification or an exchange of an existing debt. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation—Stock Compensation. This update was effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-04 on January 01, 2022. The adoption of this standard did not have any material impact on the Company's condensed unaudited consolidated financial statements.

Not yet adopted:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The standard establishes a ROU model that requires a lessee to recognize a right of use (“ROU”) asset and a lease liability on the balance sheet for all leases with a term longer than 12 months (based on the practical expedient provided in the ASU that allows 12 months or less not to be presented on the balance sheet) and requires the disclosure of key information about leasing arrangements. Leases are classified as finance or operating, with classification affecting the subsequent expense pattern and presentation of expense recognition in the income statement. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), ASU 2018-20, “Narrow-Scope Improvements for Lessors” and ASU 2019-01, “Leases (Topic 842): Codification Improvements”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “Lease Standard”). In 2021, the FASB further released ASU No. 2021-05, Leases (Topic 842) – Lessors – Certain Leases with Variable Lease Payments (“ASU 2021-05”), ASU No. 2021-09, Leased (Topic 842)- Discount Rate for Lessees That Are Not Public Business Entities (“non-PBE”) (“ASU 2021-09”). As per ASU 2020-05, issued by FASB, the new guidance is applicable to a non-PBE from fiscal year beginning after December 15, 2021 and interim periods beginning after December 15, 2022. As of December 31, 2021, the Company holds emerging growth company status, as such it is permitted to use non-PBE adoption of ASC 842 and therefore will present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The Company is currently in the process of evaluating the impact of ASC 842 adoption will have on its consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01 Reference Rate Reform (Topic 848) (“ASU 2021-01)”. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU may be applied through December 31, 2022. The Company is currently evaluating additional impacts this ASU will have on its consolidated financial statements and related disclosures.

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

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of March 31, 2022			As of December 31, 2021
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$12,891	$2,949	$9,942	$8,750	$1,875	$6,875
Tradenames	2,720	2,302	418	2,720	2,171	549
Completed technologies	28,792	18,813	9,979	23,092	17,568	5,524
Customer relationships	71,099	41,346	29,753	65,999	37,984	28,015
Total intangible assets	$115,502	$65,410	$50,092	$100,561	$59,598	$40,963

Amortization expense of intangibles for the three months ended March 31, 2022 and March 31, 2021, was $5,812 and $4,080 respectively.

Weighted average useful life of the unamortized intangibles as of March 31, 2022 was 3.83 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of March 31, 2022
Year ended December 31,
Remaining nine months of 2022	$16,086
2023	12,966
2024	8,505
2025	4,574
2026	4,161
2027 and thereafter	3,800
Total	$50,092

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2022	$114,509
Acquisition of ArcaMax	18,548
Foreign currency translation	(8)
Balance as of March 31, 2022	$133,049

There were no events during the three months ended March 31, 2022 to which an impairment analysis would be warranted.

5. Acquisitions

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration, the unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of March 31, 2022 and December 31, 2021.

(a) ArcaMax Publishing, Inc. (ArcaMax)

On March 11, 2022, the Company entered into a stock purchase agreement with the seller of ArcaMax Publishing, Inc., (“ArcaMax”) to purchase all of its issued and outstanding shares of common stock. The stock purchase agreement was effective March 1, 2022. The fair value of the aggregate purchase consideration for the ArcaMax acquisition was $26,925. The Company paid cash consideration of $9,322, issued 926,785 shares of Class A common stock with a fair value of $10,000, and agreed to pay certain earn-outs valued at $6,577 based on the operating performance of the acquired business after the closing date in cash and in shares of the Company, $962 in cash holdback and working capital adjustment of $64, payable in cash. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $5,100 as customer relationships intangibles, $5,700 as completed technologies, $18,548 as goodwill, $2,810 as deferred tax liability and $387 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 5 years.

Prior to the acquisition, ArcaMax was a leader in the development and distribution of more than 400 interest-based newsletters to consumers in the United States, distributing news and syndicating features to a growing opted-in subscriber audience of four million readers. Therefore, the Company paid a premium to acquire ArcaMax assets, which is represented as Goodwill in the above purchase price allocation. The Company incurred $344 as acquisition-related expenses related to this acquisition.

Goodwill acquired by the Company in its ArcaMax acquisition is not deductible for tax purposes.

(b) Apptness Media Group, LLC (“Apptness”):

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

Prior to the acquisition, Apptness operated a digital survey platform that provides comprehensive capabilities to engage consumers on sites across the open web, deliver proprietary insights and audiences to marketers, and providing publishers with new monetization opportunities. Therefore, the Company paid a premium to acquire Apptness assets, which is represented as Goodwill in the above purchase price allocation. The Company incurred $153 as acquisition-related expenses related to this acquisition

Goodwill acquired by the Company in its Apptness acquisition is deductible for tax purposes.

(c) Vital Digital, Corp (“Vital”):

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

(d) Kinetic Data Solutions, LLC (“Kinetic”):

On March 1, 2021, the Company entered into a merger agreement with the sellers of Kinetic Data Solutions, LLC (“Kinetic”), an entity controlled by the Chief Executive Officer of the Company, to purchase all of the issued and outstanding stock of Kinetic. The fair value of the purchase consideration was estimated at $2,762. The Company agreed to issue 306,749 shares of Series A common stock with a fair value of $2,738 and certain earn-outs of $24 based on the operating performance of the acquired business after the closing date. The earn-out was calculated based on the operating performance of the acquired business and the Company shall pay such earn-out for a period of three years from the acquisition date in cash and in restricted shares of the Company. During the year ended December 31, 2021, the Company finalized the purchase price allocation for its Kinetic acquisition. Accordingly, the Company recognized $1,600 as customer relationships intangibles, $1,579 as goodwill and $417 as deferred tax liabilities associated with this acquisition. The Company amortizes the customer relationships over 3 years.

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

6.
Acquisition Related Liabilities

The following is a summary of acquisition related liabilities:

	eBay CRM	Sizmek	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	Total
Balance as of January 1, 2022	$8,000	$1,927	$1,360	$24	$2,840	$8,806	$-	$22,957
Additions	—	—	—	—	—	—	7,539	7,539
Payments made during the period	—	(1,625)	—	—	(105)	—	—	(1,730)
Change in fair value of earn-out	—	241	—	699	297	4,108	—	5,345
Balance as of March 31, 2022	$8,000	$543	$1,360	$723	$3,032	$12,914	$7,539	$34,111

The changes in the fair value of the acquisition related liabilities are included in other expenses on the condensed unaudited consolidated statements of operations and comprehensive loss.

The Company is a party to a litigation matter in relation to certain acquisition related liabilities for its eBay CRM acquisition dated November 2, 2015. The Company has recorded a liability of $8,000 as of March 31, 2022 which is still being contested by the Company and in view of the numerous legal, technical and factual issues involved in these lawsuits, the Company may resolve the remaining liabilities in any amount higher or lower than the accruals.

On March 10, 2022, the Company entered into a settlement agreement with the sellers of Sizmek to resolve the dispute related to the contingent purchase consideration payable in connection with the Sizmek acquisition made during the year ended December 31, 2019. As such, the Company agreed to pay $1,085 in cash and issue 100,000 shares of Class A common stock valued at $1,083, of which $542 in cash was paid and 100,000 shares of Class A common stock were issued during the three months ended March 31, 2022 and the remaining $543 cash was paid on April 1, 2022. As a result of this settlement, the Company accrued an additional liability of $241 during the three months ended March 31, 2022.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of March 31, 2022	As of December 31, 2021
Credit facility	$185,000	$185,000
Less:
Unamortized deferred financing cost	(1,302)	(1,387)
Long-term borrowings	$183,698	$183,613

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial Revolving Facility, (ii) a $111,250 Term Facility, and (iii) a $37,500 in incremental Revolving Facility commitment. Out of the total available credit facility $36,094 remains undrawn as of March 31, 2022. In addition, the Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a LIBOR rate of no lower than LIBOR+2.125% and no higher than LIBOR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the three months ended March 31, 2022 was 2.6%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the three months ended March 31, 2022, the Company borrowed $1,406 against the revolver facility and repaid the same amount against the term loan under the credit facility. The initial debt issuance costs of $1,699 incurred in the form of the legal fee, underwriter’s fee, etc., are recognized as a reduction in long-term borrowings in the consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interests of the Company from its shareholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of March 31,

2022, the applicable total leverage ratio and fixed charge coverage ratio were 3.0 and 1.25, respectively, and the Company was in compliance with these covenants.

As of March 31, 2022, the repayment schedule for the long-term borrowings was as follows:

As of March 31, 2022
Year ended December 31,
Remaining nine months of 2022	$4,219
2023	11,250
2024	11,250
2025	16,875
2026	141,406
Total*	$185,000

*Includes $7,031 repayable against the term loan facility within the twelve-month period ending March 31, 2023. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited balance sheets as of March 31, 2022.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of March 31, 2022, the Company was party to outstanding purchase contracts as follows:

As of March 31, 2022
Year Ended December 31,
Remaining nine months of 2022	$16,396
2023	21,599
2024	19,329
2025	5,700
2026	1,425
Total	$64,449

(b) Lease commitments

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France. Deferred rent as of March 31, 2022 and December 31, 2021 was $2,813 and $2,508, respectively for these leases and is included in other current liabilities and non-current liabilities on the condensed unaudited consolidated balance sheets. Commitments for the base rents are as follows:

As of March 31, 2022
Year Ended December 31,
Remaining nine months of 2022	$2,590
2023	2,423
2024	2,084
2025	1,864
2026	1,683
2027 and thereafter	3,485
Total	$14,129

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

9. Stock-Based Compensation

Stock-based compensation plan

In 2008, the Company adopted its 2008 Stock Option/Stock Issuance Plan and, in 2017, the Company adopted the Zeta Global Holdings Corp. 2017 Incentive Plan (collectively, the “Plans”).

The Plans permitted the issuance of stock options, restricted stock and restricted stock units to employees, directors and officers, consultants or advisors and non-employee directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. Prior to the IPO, the restricted stock and restricted stock units granted under the Plans generally did not vest until a change in control. Upon a change in control, restricted stock and restricted stock units vest as to 25% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year term from the original date of grant. The restricted stock and restricted stock units fully vest upon a change in control to the extent five years has passed from the original date of grant of the restricted stock or restricted stock units. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurs, the Company did not record any stock-based compensation for such awards prior to the IPO, a change in control event. The stock-based compensation has been recognized following the vesting of restricted stock, restricted stock units and options as described below.

In the past, the Company has cancelled certain restricted stock and in connection with such cancellation has issued restricted stock units to the holders of that restricted stock, with the same vesting conditions as the cancelled restricted stock.

Restricted Stock and Restricted Stock Units

As noted above, the Company’s restricted stock and restricted stock units granted prior to the IPO did not vest until a change of control. On March 24, 2021, the Company’s board of directors approved a modification in the vesting terms of its restricted stock and restricted stock unit awards. This modification was accounted for under the guidance in ASC 718-20-35-3. Given the vesting of the modified awards contained a performance condition associated with the IPO, the Company had determined that the modification was considered improbable-to-improbable under ASC 718-20-55-118 through 119.

The restricted stock or restricted stock units that were tendered by the holders in the buy-back program for certain restricted stock and restricted stock units were liability classified and as such the expense related to these grants has been recognized based on the settlement price as of the date of IPO. In connection with the other holders, the Company will recognize compensation expense over the modified vesting terms, based on the fair value as of the date of modification. The portion of the awards subject to future service would remain classified as equity awards and expense would be recognized over the remaining future service period.

During the three months ended March 31, 2022, the Company's board of directors approved to modify the vesting schedule of certain awards granted prior to the IPO. The modification will have an impact of accelerating the vesting of those grants such that certain grants that were scheduled to cliff vest in September and December of 2022, will now vest from July to December of 2022 in equal monthly instalments. The modification was accounted for in accordance with ASC 718-20-35-3. The impact of such modification did not have any material impact on the stock-based compensation during the three months ended March 31, 2022.

The following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2022	65,208,870	$10.86
Granted (1)	4,227,869	10.29
Forfeited (2)	(773,079)	10.73
Non-vested as of March 31, 2022 (3)	68,663,660	$10.83

(1)
During the three months ended March 31, 2022, the Company granted 4,162,159 restricted stock and 65,710 restricted stock units to its employees and advisors.
(2)
During the three months ended March 31, 2022, the 717,505 restricted stock and 55,574 restricted stock units were forfeited.
(3)
Includes 47,962,958 unvested Class A restricted stock, 19,436,835 unvested Class B restricted stock and 1,263,867 unvested restricted stock units as of March 31, 2022.

Stock options

Following is the summary of transactions under the Company’s stock option plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding options as of January 1, 2021	1,150,893	$3.61	5.31	$3.89
Exercised	(31,985)	3.29	—	—
Forfeited	(231,246)	3.96	—	—
Outstanding options as of December 31, 2021	887,662	$3.53	4.19	$5.28
Exercised	(15,500)	4.21	—	—
Outstanding options as of March 31, 2022	872,162	$3.12	4.19	$9.63

The Company did not grant any options during the three months ended March 31, 2022 and the year ended December 31, 2021. There was no unrecognized expense related to stock options as of March 31, 2022.

Performance Stock Unit (“PSU”) Award

On February 23, 2022, the Compensation Committee of the Board of Directors approved the grant of 1,979,500 PSUs under the Company’s 2021 Incentive Award Plan. Upon achievement of the conditions described below, the PSUs could result in the issuance of up to 7,438,500 shares of Class A common stock. Each PSU represents the right to receive shares of Class A common stock as set forth in the PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time (if ever) the PSUs are earned and have vested. Each PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A common stock if the PSUs are earned and vested. The PSUs may be earned at the end of each fiscal quarter beginning with the three-month period ending on December 31, 2022 and ending with, and including, the three month period ending on December 31, 2026. Such number of shares of Class A common stock shall be earned as a percentage of the PSUs granted, as set forth in the table below, based on the 20-day volume-weighted average closing price per share (“VWAP”) for such quarter. The number of PSUs earned for such quarter shall be reduced by the number of PSUs, if any, earned in any prior quarter.

20 Day VWAP of Class A common stock	Below $13.84	$13.84	$16.34	$18.84	$22.34	$25.34	$38.09
Percentage of target PSUs	0%	25%	50%	100%	150%	200%	*

* The percentage of target PSUs earned at $38.09 for each participant ranges between 300% and 500%.

Earned PSUs vest in three equal annual installments, with the first installment vesting on the date the Company determines the number of PSUs that are eligible to vest for such quarter, and the second and third installments vesting on the first and second anniversaries of such determination date, subject to accelerated vesting in connection with certain qualifying terminations of employment or a change in control.

Following is the summary of transactions under the Company’s PSU plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	1,500,000	$1.95
Granted	1,979,500	9.10
Outstanding as of March 31, 2022	3,479,500	$6.02

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $9.10 per PSU issued during the three months ended March 31, 2022 using the following assumptions:

As of
March 31, 2022
Dividend yield	0.0%
Volatility	78.0%
Risk-free rate of interest	*
* For each simulation trial, the risk-free rate of interest was estimated based on the treasury securities with a similar term.

During the three months ended March 31, 2022, the Company recognized an expense of $556 related to the target PSUs.

2021 Employee Stock Purchase Plan (“ESPP”)

On July 28, 2021, the Compensation Committee of the Board of Directors approved the Company’s first offering period under the ESPP, which commenced on August 1, 2021 and ended November 30, 2021. Following the end of the first offering period, the ESPP shall have consecutive offering periods of approximately six months in length commencing each year on December 1 and June 1 and ending on each May 31 and November 30 occurring six months later, as applicable.

During the three months ended March 31, 2022, the Company recognized an expense of $376 at a fair value of $3.39 per share related to enrollments resulting in approximately 225,253 shares of Class A common stock to be issued under the second offering period that commenced on December 1, 2021 and will end on May 31, 2022.

Unrecognized compensation expense

The Company has $518,403 of unrecognized compensation expense related to its 68,663,660 unvested restricted stock and restricted stock units, 3,479,500 performance stock units and 225,253 shares of Class A common stock to be issued under the ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.24 years.

10. Stockholders’ Equity

During the three months ended March 31, 2022, 1,000,000 shares of Class B common stock were automatically converted into 1,000,000 shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Further, during the three months ended March 31, 2022, the Company issued 926,785 shares of Class A common stock valued at $10,000 for its ArcaMax acquisition and 100,000 shares of Class A common stock valued at $1,083 to the sellers of Sizmek to resolve the dispute related to the contingent purchase consideration payable in connection with the Sizmek acquisition made during the year ended December 31, 2019.

11. Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include Level 1, Level 2 and Level 3.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$15,276	$—	$—	$15,276
Total assets measured at fair value	$15,276	$—	$—	$15,276
Liabilities
Acquisition-related liabilities	—	—	$34,111	$34,111
Total liabilities measured at fair value	$—	$—	$34,111	$34,111

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$8,564	$—	$—	$8,564
Total assets measured at fair value	$8,564	$—	$—	$8,564
Liabilities
Acquisition-related liabilities	$—	$—	$22,957	$22,957
Total liabilities measured at fair value	$—	$—	$22,957	$22,957

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2022 and year ended December 31, 2021:

Acquisition related liabilities
Balance as of January 1, 2022	$22,957
Additions, net of payments	5,809
Change in fair value	5,345
Balance as of March 31, 2022	$34,111

In connection with certain business combinations, the Company may owe additional purchase consideration (contingent consideration included in the acquisition-related liabilities) based on the financial performance of the acquired entities after their acquisition. The fair value of the contingent consideration was determined using an unobservable input such as projected revenues, collections of accounts receivables, etc. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the contingent consideration.

12. Related Party Transactions

Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (Company's Chief Executive Officer's owns Controlling interest in Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The Company recognized $47 and $96 for the three months ended March 31, 2022 and March 31, 2021, respectively as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss, representing the profit shared by the Company with CMS. As of March 31, 2022 and December 31, 2021, the Company had outstanding payables of $39 and $20, respectively to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets.

Prior to acquisition, Kinetic Data Solutions, LLC (“Kinetic”) was an entity in which Caivis Group was the majority shareholder. On September 9, 2020, the Company entered into an agreement with Kinetic, wherein the Company appointed Kinetic as a reseller of its email marketing services to Kinetic’s customers. The Company recognized revenues of $129 during the three months ended March 31, 2021. There were no outstanding amounts from Kinetic as of March 31, 2022 and December 31, 2020.

13. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2022, the Company recorded an income tax benefit of $2,599. The effective tax rate for the three months ended March 31, 2022 was 3.5% on a pre-tax loss of $74,636. The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

For the three months ended March 31, 2021, the Company recorded an income tax benefit of $1,577. The effective tax rate for the three months ended March 31, 2021 was 6.1% on a pre-tax loss of $25,951. The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

For the three months period ended March 31, 2021, the Company departed from the annual effective tax rate methodology and computed its income tax provision using a discrete method. The use of the discrete method was made in accordance with authoritative accounting guidance which allows for the use of a discrete method when there are significant changes to the projected annual effective tax rate as a result of minor adjustments to projected pre-tax earnings.

14.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including redeemable convertible preferred stock, outstanding stock options, warrants, to the extent dilutive, and reduced by the amount of cumulative dividends earned on the preferred shares. However, the unvested restricted stock, restricted stock units and performance stock units as of March 31, 2022 and 2021 of 72,143,160 and 71,490,707 respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended March 31,
	2022	2021
Numerator:
Net loss	$(72,037)	$(24,374)
Cumulative redeemable convertible preferred stock dividends	—	3,894
Numerator for Basic and Dilutive loss per share - loss available to common stockholders	$(72,037)	$(28,268)
Denominator:
Class A common stock	116,232,110	—
Class B common stock	17,852,593	—
Series A common stock	—	26,306,393
Series B common stock	—	3,054,318
Warrants	—	3,486,280
Denominator for Basic and Dilutive loss per share- weighted-average common stock	134,084,703	32,846,991
Basic loss per share	$(0.54)	$(0.86)
Dilutive loss per share	$(0.54)	$(0.86)

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

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended March 31,
	2022	2021
Options	880,846	912,198
Warrants	-	1,973,763
Preferred stock	-	39,223,194
Restricted stock and restricted stock units	67,499,127	—
Performance stock units	2,291,800	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our Zeta Marketing Platform (the "ZMP") is the largest omnichannel marketing platform with identity data at its core. The ZMP can analyze billions of structured and unstructured data points to predict consumer intent by leveraging sophisticated machine learning algorithms and the industry’s largest opted-in data set for omnichannel marketing. The ZMP acts on these insights by connecting with consumers through native integration of marketing channels and API integration with third parties. The ZMP’s data-driven algorithms and processes learn and optimize each customer’s marketing program in real time, producing a ‘flywheel effect’ that enables our customers to test, learn and improve their marketing programs in real time. This continuous learning loop provides greater efficiency and effectiveness for our customers and creates a competitive advantage for Zeta.

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

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in the Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and Part 1, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

Key Business Metrics

We review several key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance companies such as ours, with recurring revenue streams.

Scaled customers increased 8%, from 333 for the three months ended March 31, 2021 to 359 for the three months ended March 31, 2022. Scaled customer ARPU increased 18%, from $289,275 for the three months ended March 31, 2021 to $341,265 for the three months ended March 31, 2022, primarily due to higher usage of our platform among scaled customers.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue comprised of a mix of direct platform revenue and integrated platform revenue, which leverages application programming interface (“API”) integrations with third parties. For the three months ended

March 31, 2022 and 2021, we derived 81% and 74% of our revenues from direct platform revenue, respectively, and 19% and 26% of our revenues from integrated platform revenue, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Estimates.”

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

General and administrative expenses

General and administrative expenses primarily consist of computer and telecom expenses, employee-related costs, including salaries, bonuses, stock-based compensation and employee benefits costs associated with our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and platform and related infrastructure costs. We expect general and administrative expenses to increase in absolute dollars in future periods. We expect that general and administrative expenses, excluding the impact of stock-based compensation which is being recognized on an accelerated basis, will stay consistent as a percentage of revenue over the long term.

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

Research and development expenses

Research and development expenses primarily consist of employee-related costs, including salaries, bonuses and employee benefit costs, stock-based compensation associated with engineering and IT services associated with the ongoing research and maintenance of internal use software. We expect to continue to invest in research and development in order to develop our technology platform to drive incremental value and growth and as a result we expect that research and development expenses will increase as a percentage of revenue in the long term.

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

Other expenses

Other expense primarily consists of changes in fair value of acquisition related liabilities, gains and losses on sale of assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rate, which could be greater than or less than our historic levels.

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds. The change in fair value of warrants and derivative liabilities depends on external valuation-related factors. As of March 31, 2022, the Company does not have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

Income tax provision

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

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

We will expense the unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2022	2023	2024	2025	2026	Total
$211,318	$168,691	$90,873	$39,327	$8,194	$518,403

See Note 9 to our condensed unaudited financial statements for further details.

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended March 31,
	2022	2021
Revenues	$126,268	$101,463
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	41,725	38,972
General and administrative expenses	53,349	19,132
Selling and marketing expenses	68,918	20,570
Research and development expenses	17,231	9,784
Depreciation and amortization	12,766	10,117
Acquisition - related expenses	344	707
Restructuring expenses	—	287
Total operating expenses	$194,333	$99,569
(Loss) / Income from operations	(68,065)	$1,894
Interest expense	1,298	2,961
Other expenses	5,273	1,284
Change in fair value of warrants and derivative liabilities	—	23,600
Total other expenses	$6,571	$27,845
Loss before income taxes	(74,636)	(25,951)
Income tax benefit	(2,599)	(1,577)
Net loss	$(72,037)	$(24,374)

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

	Three months ended March 31,		Change
	2022	2021	Amount	%
Revenues	$126,268	$101,463	$24,805	24.4%

Revenues increased by $24.8 million, or 24.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase in revenues is attributable to incremental revenues of $5.5 million from existing customers and $19.3 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended March 31,		Change
	2022	2021	Amount	%
Cost of revenues (excluding depreciation and amortization)	$41,725	$38,972	$2,753	7.1%

Cost of revenues (excluding depreciation and amortization) increased by $2.8 million, or 7.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily driven by $1.6 million in incremental media costs and higher stock-based compensation of $1.2 million (refer to Note 9).

General and administrative expenses

	Three months ended March 31,		Change
	2022	2021	Amount	%
General and administrative expenses	$53,349	$19,132	$34,217	178.8%

General and administrative expenses increased by $34.2 million, or 178.8%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily driven by higher stock-based compensation of $29.8 million (refer to Note 9) , legal and professional fees of $1.5 million, employee-related costs of $1.0 million, computer and telecom-related expenses of $0.9 million, insurance-related expenses of $0.6 million and other expenses of $0.4 million.

Selling and marketing expenses

	Three months ended March 31,		Change
	2022	2021	Amount	%
Selling and marketing expenses	$68,918	$20,570	$48,348	235.0%

Selling and marketing expenses increased by $48.3 million, or 235.0%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily driven by higher stock-based compensation of $36.8 million (refer to Note 9), employee-related costs of $9.4 million, legal and professional expenses of $0.8 million, other marketing-related expenses of $0.7 million and travel-related expenses of $0.6 million.

Research and development expenses

	Three months ended March 31,		Change
	2022	2021	Amount	%
Research and development expenses	$17,231	$9,784	$7,447	76.1%

Research and development expenses increased by $7.4 million, or 76.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily driven by higher stock-based compensation of $6.0 million (refer to Note 9), employee-related costs of $0.8 million and legal and professional expenses of $0.6 million.

Depreciation and amortization

	Three months ended March 31,		Change
	2022	2021	Amount	%
Depreciation and amortization	$12,766	$10,117	$2,649	26.2%

Depreciation and amortization increased by $2.6 million, or 26.2%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was driven by an increase in amortization of intangible assets of $1.7 million. Further, there was an increase in depreciation expense of $0.9 million primarily due to incremental website and software development-related capitalization over the recent periods.

Acquisition related expenses

	Three months ended March 31,		Change
	2022	2021	Amount	%
Acquisition related expenses	$344	$707	$(363)	(51.3)%

Acquisition related expenses decreased by $0.4 million, or 51.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was primarily driven by lower retention bonuses and professional fees compared to those incurred during the three months ended March 31, 2021.

Restructuring expenses

	Three months ended March 31,		Change
	2022	2021	Amount	%
Restructuring expenses	$—	$287	$(287)	(100.0)%

Restructuring expenses decreased by $0.3 million, or 100%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company did not incur any reorganization expenses, compared to $0.3 million during three months ended March 31, 2021.

Interest expense

	Three months ended March 31,		Change
	2022	2021	Amount	%
Interest expense	$1,298	$2,961	$(1,663)	(56.2)%

Interest expense decreased by $1.7 million, or 56.2%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was primarily driven by a lower interest rate on the new debt facility entered into during February 2021.

Other expenses

	Three months ended March 31,		Change
	2022	2021	Amount	%
Other expenses	$5,273	$1,284	$3,989	310.7%

Other expenses increased by $4.0 million, or 310.7%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily driven by an incremental change in the fair value of acquisition related liabilities of $4.6 million, related to the Company's prior acquisitions, during the three months ended March 31, 2022 compared with three months ended March 31, 2021. This increase was partially offset by an increase in foreign currency gain of $0.6 million.

Change in fair value of warrants and derivative liabilities

	Three months ended March 31,		Change
	2022	2021	Amount	%
Change in fair value of warrants and derivative liabilities	$—	$23,600	$(23,600)	(100.0)%

Change in fair value of warrants and derivative liabilities expense decreased by $23.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The warrants and derivative liabilities were extinguished upon the Company’s IPO on June 14, 2021 and accordingly no such expenses were recorded during the three months ended March 31, 2022.

Income tax benefit

	Three months ended March 31,		Change
	2022	2021	Amount	%
Income tax benefit	$(2,599)	$(1,577)	$(1,022)	64.8%

For the three months ended March 31, 2022, the Company recorded an income tax benefit of $2.6 million yielding an effective tax rate of 3.5%. For the three months ended March 31, 2021, the Company recorded an income tax benefit of $1.6 million yielding an effective tax rate of 6.1%. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net loss adjusted for interest expense, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring IPO related expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of our IPO, and other expenses. Acquisition-related expenses and restructuring expenses primarily consist of severance and other employee-related costs which we do not expect to incur in the future as acquisitions of businesses may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other (income) / expenses consists of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring IPO related expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to-period comparisons of our business as well as comparison to our peers. We believe that these non-GAAP financial measures are useful to investors in analyzing our financial and operational performance. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net loss.

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended March 31,
	2022	2021
Net loss	$(72,037)	$(24,374)
Net loss margin	57.1%	24.0%
Add back:
Depreciation and amortization	12,766	10,117
Restructuring expenses	—	287
Acquisition related expenses	344	707
Stock-based compensation	73,736	—
Other expenses	5,273	1,284
Change in fair value of warrants and derivative liabilities	—	23,600
Interest expense	1,298	2,961
Income tax benefit	(2,599)	(1,577)
Adjusted EBITDA	18,781	13,005
Adjusted EBITDA margin	14.9%	12.8%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of March 31, 2022, we had cash and cash equivalents of $103.9 million and net working capital, consisting of current assets less current liabilities, of $78.8 million. As of March 31, 2022, we had an accumulated deficit of $563.9 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" in our Annual Report on Form 10 K for the year ended December 31, 2021. In the future, we may attempt to raise additional capital through sales of equity securities or through equity-linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2022	2021
Net cash provided by / (used for):
Cash provided by operating activities	$21,183	$5,612
Cash used for investing activities	(20,365)	(6,804)
Cash (used for) / provided by financing activities	(582)	2,502
Effect of exchange rate changes on cash and cash equivalents	(232)	68
Net increase in cash and cash equivalents	$4	$1,378

Cash Flows from Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities of $21.2 million resulted primarily from adjusted non-cash items of $89.4 million, more than offsetting our net loss of $72.0 million. Changes in working capital were primarily driven by a decrease in accounts receivable of $9.6 million, offset by a decrease in accrued expenses and other current liabilities of $1.6 million, accounts payable of $2.4 million and deferred revenues of $1.2 million.

For the three months ended March 31, 2021, net cash provided by operating activities of $5.6 million resulted primarily from a net loss of $24.4 million, adjusted for non-cash items of $33.6 million. Changes in working capital were primarily driven by a decrease in accounts receivable of $11.1 million and a decrease in other current assets of $2.2 million, offset by an increase in prepaid expenses of $0.8 million, a decrease in accounts payable of $9.8 million and a decrease in accrued expenses and other current liabilities of $3.7 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, we used $20.4 million of cash in investing activities, primarily consisting of business and asset acquisitions of $9.2 million, capital expenditures of $6.7 million (including a $6.1 million investment in data and partnership agreements) and website and software development costs of $4.5 million.

For the three months ended March 31, 2021, we used $6.8 million of cash in investing activities, primarily consisting of website and software development costs of $4.4 million and business and asset acquisitions, net of cash acquired, of $2.2 million.

Cash Flows used for / provided by Financing Activities

For the three months ended March 31, 2022, net cash used for financing activities of $0.6 million was primarily due to payments made against acquisition-related liabilities.

For the three months ended March 31, 2021, net cash provided by financing activities of $2.5 million was primarily due to proceeds from a new credit facility of $183.3 million, net of financing cost, partially offset by repayments against credit lines of $42.8 million and term loan of $138 million.

Debt

As of March 31, 2022, we have $183.7 million (net of $1.3 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

On February 3, 2021, we completed our debt refinancing and as a result, we entered into a $222.5 million Senior Secured Credit Facility which was used to fully repay and terminate our previous credit agreement. Borrowings under the debt are $185.0 million and bear interest payable quarterly ranging from LIBOR plus 2.125% to LIBOR plus 2.625% based on our consolidated net leverage ratio stated in the credit agreement. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. We do not expect any other significant changes in liquidity as a result of this refinancing.

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

During the three months ended March 31, 2022, we borrowed $1.4 million against the revolver facility and repaid the same amount against the term loan under the credit facility.

We do not engage in off-balance sheet financing arrangements.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical policies and estimates described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. Based upon the principal balance owed on our long-term borrowings as of March 31, 2022, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expenses by $1.9 million. There were no material changes in market risk exposures as of March 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in the Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 11, 2022, the Company issued 100,000 shares of Class A common stock valued at $10.83 per share, for an aggregate value of $1.1 million, to former shareholders of Sizmek in connection with a settlement agreement with the sellers of Sizmek to resolve its dispute related to the contingent purchase consideration payable in connection with its Sizmek acquisition made during the year ended December 31, 2019. We did not receive any proceeds from such issuance.

On March 11, 2022, the Company issued 926,785 shares of Class A common stock valued at $10.79 per share, for an aggregate value of $10.0 million, to former shareholders of ArcaMax in connection with the ArcaMax acquisition. We did not receive any proceeds from such issuance.

The securities described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The acquirer of our securities in such transactions confirmed that it was an accredited investor and acknowledged that the securities must be acquired and held for investment.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

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

Zeta Global Holdings Corp.

Date: May 11, 2022	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer and Chairperson (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)