Form 10-Q
period 2022-06-30
Zeta Global Holdings Corp.
filed 2022-08-04
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, 171,331,580 shares of the registrant’s Class A common stock and 34,706,964 shares of registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2022

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Unaudited Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	4

	Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	5

	Condensed Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	7

	Notes to Condensed Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Default Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	40

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, may materially affect such forward-looking statements:

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

Unless the context otherwise requires, references in this Form 10-Q to “Zeta,” “Zeta Global,” “we,” “us,” “our” or “the Company” refer to Zeta Global Holdings Corp.

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

Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Zeta Global Investor Relations website at https://investors.zetaglobal.com. We use these channels as well as social media channels (e.g., the Zeta Facebook account (facebook.com/ZetaGlobal); the Zeta Instagram account (instagram.com/zetaglobal); the Zeta Twitter account (twitter.com/zetaglobal); and the Zeta LinkedIn account (linkedin.com/company/zetaglobal)) as a means of disclosing information about our business to our customers, colleagues, investors, and the public. While not all of the information that we post to the Zeta Global Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Zeta to review the information that we share on the Zeta Global Investor Relations website and on our social media channels. The information on the Zeta Global Investor Relations website and the Company’s social media channels is not incorporated by reference in, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$110,779	$103,859
Accounts receivable, net of allowance of $1,654 and $1,295 as of June 30, 2022 and December 31, 2021, respectively	89,541	83,578
Prepaid expenses	6,482	6,970
Other current assets	1,906	1,649
Total current assets	208,708	196,056
Non-current assets:
Property and equipment, net	5,538	5,630
Website and software development costs, net	37,031	38,038
Intangible assets, net	47,808	40,963
Goodwill	133,029	114,509
Deferred tax assets, net	1,230	956
Other non-current assets	2,472	1,113
Total non-current assets	$227,108	$201,209
Total assets	$435,816	$397,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,069	$21,711
Accrued expenses	53,213	63,979
Acquisition related liabilities (current)	20,533	8,042
Deferred revenue	5,864	6,866
Other current liabilities	6,871	5,159
Total current liabilities	124,550	105,757
Non-current liabilities:
Long term borrowings	183,783	183,613
Acquisition related liabilities (non-current)	18,280	14,915
Other non-current liabilities	2,298	2,492
Total non-current liabilities	204,361	201,020
Total liabilities	$328,911	$306,777
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 170,511,917 and 159,974,847 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	170	160
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 35,069,052 and 37,856,095 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	35	38
Additional paid-in capital	759,311	584,208
Accumulated deficit	(649,863)	(491,817)
Accumulated other comprehensive loss	(2,748)	(2,101)
Total stockholders' equity	106,905	90,488
Total liabilities and stockholders' equity	$435,816	$397,265

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues	$137,301	$106,896	$263,569	$208,359
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	50,233	42,212	91,958	81,184
General and administrative expenses	55,665	65,907	109,014	85,039
Selling and marketing expenses	77,139	82,845	146,057	103,415
Research and development expenses	18,038	26,503	35,269	36,287
Depreciation and amortization	13,315	11,235	26,081	21,352
Acquisition related expenses	-	329	344	1,036
Restructuring expenses	-	150	-	437
Total operating expenses	$214,390	$229,181	$408,723	$328,750
Loss from operations	(77,089)	(122,285)	(145,154)	(120,391)
Interest expense	1,666	1,402	2,964	4,363
Other expenses / (income)	5,696	(749)	10,969	535
Gain on extinguishment of debt	-	(10,000)	-	(10,000)
Change in fair value of warrants and derivative liabilities	1,215	(18,600)	1,215	5,000
Total other expenses / (income)	$8,577	$(27,947)	$15,148	$(102)
Loss before income taxes	(85,666)	(94,338)	(160,302)	(120,289)
Income tax provision / (benefit)	343	$584	$(2,256)	$(993)
Net loss	$(86,009)	$(94,922)	$(158,046)	$(119,296)
Other comprehensive loss:
Foreign currency translation adjustment	$403	$129	$647	$75
Total comprehensive loss	$(86,412)	$(95,051)	$(158,693)	$(119,371)
Net loss	$(86,009)	$(94,922)	$(158,046)	$(119,296)
Cumulative redeemable convertible preferred stock dividends	-	3,166	-	7,060
Net loss available to common stockholders	$(86,009)	$(98,088)	$(158,046)	$(126,356)
Basic loss per share	$(0.63)	$(1.92)	$(1.17)	$(3.01)
Diluted loss per share	$(0.63)	$(1.92)	$(1.17)	$(3.01)
Weighted average number of shares used to compute net loss per share
Basic	135,903,592	51,202,335	134,835,401	41,973,595
Diluted	135,903,592	51,202,335	134,835,401	41,973,595

The Company recorded following stock-based compensation under respective lines of the above unaudited consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of revenues (excluding depreciation and amortization)	$1,738	$266	$2,900	$266
General and administrative expenses	30,905	42,625	60,680	42,625
Selling and marketing expenses	42,090	59,512	78,897	59,512
Research and development expenses	7,602	16,867	13,594	16,867
Total	$82,335	$119,270	$156,071	$119,270

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022[1]	159,974,847	$160	37,856,095	$38	$584,208	$(491,817)	$(2,101)	$90,488
Shares issued in connection with certain agreements	1,026,785	1	-	—	11,082	-	-	11,083
Restricted stock grants	4,162,159	4	—	—	(4)	-	-	-
Restricted stock forfeitures	(717,505)	(1)	—	—	1	-	-	-
Class B common stock transferred to Class A common stock	1,000,000	1	(1,000,000)	(1)	-	-	-	-
Stock-based compensation	—	—	—	—	74,990	-	-	74,990
Options exercised	15,500	—	—	—	65	-	-	65
Foreign currency translation adjustment	—	—	—	—	-	-	(244)	(244)
Net loss	—	—	—	—	-	(72,037)	-	(72,037)
Balance as of March 31, 2022[2]	165,461,786	$165	36,856,095	$37	$670,342	$(563,854)	$(2,345)	$104,345
Shares issued in connection with certain agreements	434,237	—	—	—	3,853	-	-	3,853
Restricted stock grants	2,568,346	3	—	—	(3)	-	-	-
Restricted stock forfeitures	(184,342)	—	—	—	-	-	-	-
Class B common stock transferred to Class A common stock	1,787,043	2	(1,787,043)	(2)	-	-	-	-
Stock-based compensation	—	—	—	—	83,734	-	-	83,734
Options exercised	221,530	—	—	—	65	-	-	65
Foreign currency translation adjustment	—	—	—	—	-	-	(403)	(403)
Restricted stock units vesting	26,932	—	—	—	-	-	-	-
Shares issued with connection with employee stock purchase plan	196,385	—	—	—	1,320	-	-	1,320
Net loss	—	—	—	—	-	(86,009)	-	(86,009)
Balance as of June 30, 2022[3]	170,511,917	$170	35,069,052	$35	$759,311	$(649,863)	$(2,748)	$106,905

1. Includes 115,456,543 outstanding Class A common stock, 18,419,260 outstanding Class B common stock, 44,518,304 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

2. Includes 117,498,828 outstanding Class A common stock, 17,419,260 outstanding Class B common stock, 47,962,958 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

3. Includes 122,895,336 outstanding Class A common stock, 15,807,217 outstanding Class B common stock, 47,616,581 unvested Class A restricted stock and 19,261,835 unvested Class B restricted stock.

	Redeemable Convertible Preferred Stock		Series A common stock		Series B common stock		Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2021	39,223,194	$154,210	112,012,693	$112	3,054,318	$3	—	—	—	—	$4,956	$(242,254)	$(2,037)	$(239,220)
Restricted stock cancelation	—	—	(17,853,416)	(18)	—	—	—	—	—	—	18	—	—	—
Shares issued in connection with certain agreements	—	—	613,497	1	—	—	—	—	—	—	5,453	—	—	5,454
Restricted stock grants	—	—	3,687,431	4	—	—	—	—	—	—	(4)	—	—	—
Restricted stock forfeitures	—	—	(1,629,369)	(2)	—	—	—	—	—	—	2	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,374)	—	(24,374)
Balance as of March 31, 2021	39,223,194	$154,210	96,830,836	$97	3,054,318	$3	—	$—	—	$—	$10,425	$(266,628)	$(1,983)	$(258,086)
Conversion of Series A and Series B common shares into Class A and Class B common shares, respectively	—	—	(96,830,836)	(97)	(3,054,318)	(3)	60,421,367	60	39,463,787	39	1	—	—	—
Conversion of convertible preferred stock to Class A common stock	(39,223,194)	(154,210)	—	—	—	—	73,813,713	74	—	—	193,136	—	—	193,210
Warrant Exercise	—	—	—	—	—	—	8,360,331	8	—	—	24,132	—	—	24,140
Shares issued in connection with the Initial Public Offering	—	—	—	—	—	—	14,773,939	15	—	—	147,724	—	—	147,739
Equity issuance cost	—	—	—	—	—	—	—	—	—	—	(21,201)	—	—	(21,201)
Shares repurchased	—	—	—	—	—	—	(4,138,866)	(4)	(2,307,692)	(2)	(64,462)	—	—	(64,468)
Restricted stock grants	—	—	—	—	—	—	1,155,598	1	700,000	1	(2)	—	—	—
Restricted stock forfeitures	—	—	—	—	—	—	(2,334,753)	(2)	—	—	2	—	—	—
Restricted stock units vesting	—	—	—	—	—	—	219,072	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	126,775	—	—	126,775
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(129)	(129)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(94,922)	—	(94,922)
Balance as of June 30, 2021	—	$—	—	$—	—	$—	152,270,401	$152	37,856,095	$38	$416,530	$(361,550)	$(2,112)	$53,058

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(158,046)	$(119,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,081	21,352
Stock-based compensation	156,071	119,270
Gain on debt extinguishment	-	(10,000)
Deferred income taxes	(3,090)	(1,641)
Change in fair value of warrant and derivative liabilities	1,215	5,000
Others, net	11,365	1,067
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(4,740)	8,165
Prepaid expenses	524	1,241
Other current assets	271	1,252
Other non-current assets	(703)	(384)
Deferred revenue	(1,016)	(440)
Accounts payable	18,703	(14,083)
Accrued expenses and other current liabilities	(10,591)	1,502
Other non-current liabilities	(194)	198
Net cash provided by operating activities	35,850	13,203
Cash flows from investing activities:
Capital expenditures	(11,511)	(4,381)
Website and software development costs	(8,586)	(9,529)
Business acquisitions, net of cash acquired	(9,157)	(2,159)
Net cash used for investing activities	(29,254)	(16,069)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(1,292)	(64)
Proceeds from credit facilities, net of issuance costs	5,625	183,311
Proceeds from IPO, net of issuance cost	-	127,363
Repurchase of RSAs and RSUs	-	(64,130)
Issuance under employee stock purchase plan	1,320	-
Exercise of options	130	41
Repayments against the credit facilities	(5,625)	(180,745)
Net cash provided by financing activities	158	65,776
Effect of exchange rate changes on cash and cash equivalents	166	(67)
Net increase in cash and cash equivalents	6,920	62,843
Cash and cash equivalents, beginning of period	103,859	50,725
Cash and cash equivalents, end of period	$110,779	$113,568
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest	$2,486	$4,377
Cash paid for income taxes, net	$480	$941
Liability established in connection with acquisitions	$18,334	$1,630
Capitalized stock-based compensation as website and software development costs	$2,653	$7,505
Shares issued in connection with acquisitions and other agreements	$14,936	$5,454
Dividends on redeemable convertible preferred stock settled in Company’s equity	$-	$60,082
Non-cash settlement of warrants and derivative liabilities	$-	$63,100
Non-cash consideration for website and software development costs	$632	$689

See accompanying notes to condensed unaudited consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Organization and Background

(a) Nature of Business

Zeta Global Holdings Corp., a Delaware Corporation ("Zeta" or “Zeta Global Holdings”) and Zeta Global Corp., a Delaware Corporation and the operating company (“Zeta Global” individually, or collectively with Zeta Global Holdings Corp. and its consolidated entities, as context dictates, the “Company”), is a marketing technology company that uses proprietary data, artificial intelligence and software to create a technology platform that enables marketers to acquire, retain and grow customer relationships. The Company’s technology platform powers data-driven marketing programs for enterprises across a wide range of industries and utilizes all digital distribution channels including email, search, social, mobile, display and connected TV. Zeta Global was incorporated and began operations in October 2007.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2022, the results of operations, comprehensive loss and stockholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021, respectively, and cash flows for the six-month period ended June 30, 2022 and 2021, respectively. The results of operations for the three-month and six-month periods ended June 30, 2022 and 2021, respectively are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2021, which was included in Form 10-K filed with the SEC on February 25, 2022.

The accompanying condensed unaudited consolidated financial statements include the accounts of Zeta and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

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

The Company enters into certain contracts with its vendors that involve both the purchase and sale of services with a single counterparty. The Company assesses each contract to determine if the revenue and expense should be presented gross or net. The Company recognizes revenue for these contracts to the extent that a standalone selling price is established for distinct services provided.

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $3,863 and $2,286 as of June 30, 2022 and December 31, 2021, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the six months ended June 30, 2022 and 2021, the Company billed and collected $11,507 and $22,119 in advance, respectively, and recognized $12,509 and $22,559, respectively, as revenues. As of June 30, 2022 and December 31, 2021, the deferred revenues are $5,864 and $6,866, respectively.

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

As of June 30, 2022, the Company's remaining performance obligation for the next twelve months and thereafter was $13,418 and $20,128, respectively.

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

The following table summarizes disaggregation for the three and six months ended June 30, 2022 and 2021, respectively.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Direct platform revenues	81%	77%	81%	76%
Integrated platform revenues	19%	23%	19%	24%

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(c) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, performance stock units (“PSUs”), shares purchased under its employee stock purchase plan and stock options granted to the employees, consultants or advisors and non-employee directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to "Note 9. Stock-Based Compensation").

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

The Company has issued PSUs to certain employees during the six months ended June 30, 2022 and during the year ended December 31, 2021. The Company also adopted an ESPP plan during the year ended December 31, 2021 (Refer to "Note 9. Stock-Based Compensation"). The fair value of PSU awards was determined using the Monte Carlo simulation method and for the ESPP plan using the Black-Scholes-Merton model, by a third-party valuation firm engaged by the Company. The Company recognizes the stock-based compensation related to these plans on a straight-line basis over the vesting terms associated with these plans.

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

Revenues by geographical region consisted of the following;

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
US	$131,942	$100,262	$251,930	$193,514
International	5,359	6,634	11,639	14,845
Total revenues	$137,301	$106,896	$263,569	$208,359

Total long-lived assets by geographical region consisted of the following;

	As of
	June 30, 2022	December 31, 2021
US	$41,708	$43,023
International	861	645
Total long-lived assets	$42,569	$43,668

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the six months ended June 30, 2022 and 2021.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of June 30, 2022 and December 31, 2021, respectively, there was no customer that represented more than 10% of accounts receivables balance as of each of those dates. The Company continuously monitors whether there is an expected credit loss arising from customers and accordingly make provisions as warranted.

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

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of June 30, 2022			As of December 31, 2021
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$17,032	$4,369	$12,663	$8,750	$1,875	$6,875
Tradenames	2,720	2,433	287	2,720	2,171	549
Completed technologies	28,792	20,203	8,589	23,092	17,568	5,524
Customer relationships	71,099	44,830	26,269	65,999	37,984	28,015
Total intangible assets	$119,643	$71,835	$47,808	$100,561	$59,598	$40,963

Amortization expense of intangibles for the three and six months ended June 30, 2022 was $6,425 and $12,237, respectively, and for the three and six months ended June 30, 2021 was $4,948 and $9,028, respectively.

Weighted average useful life of the unamortized intangibles as of June 30, 2022 was 3.73 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of June 30, 2022
Year ended December 31,
Remaining six months of 2022	$10,696
2023	14,347
2024	9,885
2025	4,919
2026	4,161
2027 and thereafter	3,800
Total	$47,808

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2022	$114,509
Acquisition of ArcaMax	18,548
Foreign currency translation	(28)
Balance as of June 30, 2022	$133,029

There were no events during the three months ended June 30, 2022 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration, the unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

6.
Acquisition Related Liabilities

The following is a summary of acquisition related liabilities:

	eBay CRM	Sizmek	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	Total
Balance as of January 1, 2022	$8,000	$1,927	$1,360	$24	$2,840	$8,806	$-	$22,957
Additions	-	-	-	-	-	-	7,539	7,539
Payments made during the period	-	(2,168)	-	(205)	(105)	-	-	(2,478)
Change in fair value of earn-out	-	241	-	791	337	8,160	1,266	10,795
Balance as of June 30, 2022	$8,000	$-	$1,360	$610	$3,072	$16,966	$8,805	$38,813

The changes in the fair value of the acquisition related liabilities are included in other expenses on the condensed unaudited consolidated statements of operations and comprehensive loss.

The Company is a party to a litigation matter in relation to certain acquisition related liabilities for its eBay CRM acquisition dated November 2, 2015. The Company has recorded a liability of $8,000 as of June 30, 2022 which is still being contested by the Company and in view of the numerous legal, technical and factual issues involved in these lawsuits, the Company may resolve the remaining liabilities in any amount higher or lower than the accruals.

On March 10, 2022, the Company entered into a settlement agreement with the sellers of Sizmek to resolve the dispute related to the contingent purchase consideration payable in connection with the Sizmek acquisition made during the year ended December 31, 2019. As such, the Company paid $1,085 in cash and issued 100,000 shares of Class A common stock valued at $1,083, during the six months ended June 30, 2022. As a result of this settlement, the Company accrued an additional amount of $241 during the six months ended June 30, 2022, which was recorded as a change in fair value of earn-out under other expenses on the condensed unaudited consolidated statements of operations and comprehensive loss.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of June 30, 2022	As of December 31, 2021
Credit facility	$185,000	$185,000
Less:
Unamortized deferred financing cost	(1,217)	(1,387)
Long-term borrowings	$183,783	$183,613

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. Out of the total available credit facility $31,875 remains undrawn as of June 30, 2022. In addition, the Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a LIBOR rate of no lower than LIBOR+2.125% and no higher than LIBOR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the six months ended June 30, 2022 was 3.0%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the six months ended June 30, 2022, the Company borrowed $5,625 against the revolver facility and repaid the same amount against the term loan under the credit facility. The initial debt issuance costs of $1,699 incurred in the form of the legal fee, underwriter’s fee, etc., are recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the

Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of June 30, 2022, the applicable total leverage ratio and fixed charge coverage ratio were 3.0 and 1.25, respectively, and the Company was in compliance with these covenants.

As of June 30, 2022, the repayment schedule for the long-term borrowings was as follows:

As of June 30, 2022
Year ended December 31,
Remaining six months of 2022	$—
2023	11,250
2024	11,250
2025	16,875
2026	145,625
Total*	$185,000

*Includes $5,625 repayable against the term loan facility within the twelve-month period ending June 30, 2023. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of June 30, 2022.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of June 30, 2022, the Company was party to outstanding purchase contracts as follows:

As of June 30, 2022
Year Ended December 31,
Remaining six months of 2022	$16,724
2023	34,172
2024	27,730
2025	5,790
2026	1,425
Total	$85,841

(b) Lease commitments

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France. Deferred rent as of June 30, 2022 and December 31, 2021 was $2,746 and $2,508, respectively, for these leases and is included in other current liabilities and non-current liabilities on the condensed unaudited consolidated balance sheets. Commitments for the base rents are as follows:

As of June 30, 2022
Year Ended December 31,
Remaining six months of 2022	$1,663
2023	2,400
2024	2,062
2025	1,854
2026	1,680
2027 and thereafter	3,484
Total	$13,143

(c) Other contingencies

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

The Plans permitted the issuance of stock options, restricted stock and restricted stock units to employees, directors and officers, consultants or advisors and non-employee directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. Prior to the IPO, the restricted stock and restricted stock units granted under the Plans generally did not vest until a change in control. Upon a change in control, restricted stock and restricted stock units vest as to 25% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year term from the original date of grant. The restricted stock and restricted stock units fully vest upon a change in control to the extent five years has passed from the original date of grant of the restricted stock or restricted stock units. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurs, the Company did not record any stock-based compensation for such awards prior to the IPO, a change in control event. The stock-based compensation has been recognized following the vesting of restricted stock, restricted stock units and options as described below. In connection with our IPO, the Company adopted the Zeta Global Holdings Corp. 2021 Incentive Award Plan (the “2021 Plan”), which was effective as of the day prior to the first public trading date of our Class A common stock. All restricted stock, restricted stock units and options granted since the IPO have been granted under the 2021 Plan.

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

During the six months ended June 30, 2022, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO. The modification will have an impact of accelerating the vesting of those grants such that certain grants that were scheduled to cliff vest in September and December of 2022, will now vest from July to December of 2022 in equal monthly instalments. The modification was accounted for in accordance with ASC 718-20-35-3. The impact of such modification did not have any material impact on the stock-based compensation during the six months ended June 30, 2022.

The following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2022	65,208,870	$10.86
Granted (1)	6,901,773	10.57
Vested	(2,932,313)	11.12
Forfeited (2)	(960,790)	10.60
Non-vested as of June 30, 2022 (3)	68,217,540	$10.82

(1)
During the six months ended June 30, 2022, the Company granted 6,730,505 restricted stock and 171,268 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the six months ended June 30, 2022, 901,847 restricted stock and 58,943 restricted stock units were forfeited.

(3)
Includes 47,616,581 unvested Class A restricted stock, 19,261,835 unvested Class B restricted stock and 1,339,124 unvested restricted stock units as of June 30, 2022.

Stock options

Following is the summary of transactions under the Company’s stock option plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding options as of January 1, 2021	1,150,893	$3.61	5.31	$3.89
Exercised	(31,985)	3.29	—	—
Forfeited	(231,246)	3.96	—	—
Outstanding options as of December 31, 2021	887,662	$3.53	4.19	$5.28
Granted	574,250	10.83
Exercised	(237,030)	0.55
Forfeited	(18,500)	10.83
Outstanding options as of June 30, 2022	1,206,382	$7.48	6.88	$(2.89)

The Company engaged a third-party valuation firm to determine the estimated fair value of the options using the Black-Scholes-Merton method, which was determined as $7.46 for the options issued during the three months ended June 30, 2022 using the following assumptions:

As of
June 30, 2022
Dividend yield	0.0%
Volatility	77.0%
Risk-free rate of interest	2.93%

During the three months and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $397 as a result of issuance of new stock option grants.

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

Following is the summary of PSUs under the Company’s 2021 Incentive Award Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	1,500,000	$1.95
Granted	1,979,500	9.10
Outstanding as of June 30, 2022	3,479,500	$6.02

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $9.10 per PSU issued during the six months ended June 30, 2022 using the following assumptions:

As of
June 30, 2022
Dividend yield	0.0%
Volatility	78.0%
Risk-free rate of interest	*
* For each simulation trial, the risk-free rate of interest was estimated based on the treasury securities with a similar term.

During the three and six months ended June 30, 2022, the Company recognized an expense of $1,107 and $1,663, respectively, related to the target PSUs.

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

During the three months ended June 30, 2022, the Company issued 196,385 shares of Class A common stock related to the ESPP offering that ended on May 31, 2022.

During the three and six months ended June 30, 2022, the Company recognized an expense of $414 and $790, respectively, related to the five months of offering that ended on May 31, 2022 and one month of the offering that commenced on June 1, 2022. The fair value of the offering that commenced on June 1, 2022 was estimated at $3.44 per share, and expected to result in an issuance of approximately 293,879 shares of Class A common stock under this offering that will end on November 30, 2022.

Unrecognized compensation expense

The Company has $467,831 of unrecognized compensation expense related to its 68,217,540 unvested restricted stock and restricted stock units, 3,479,500 performance stock units, 555,750 unvested options and 293,879 shares of Class A common stock to be issued under the ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.17 years.

10. Stockholders’ Equity

Conversion of Common Class B to Class A

During the three and six months ended June 30, 2022, respectively, 1,787,043 and 2,787,043 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Issuance of Class A common stock

During the six months ended June 30, 2022, the Company issued 926,785 shares of Class A common stock valued at $10,000 for its ArcaMax acquisition and 12,931 shares of Class A common stock valued at $103 against the earnout payments related to its Kinetic acquisition.

During the six months ended June 30, 2022, the Company also issued 521,306 shares of Class A common stock valued at $4,833 pursuant to certain agreements. Out of these certain shares have a stock price downward protection right and accordingly this right has been accounted for as a derivative liability fair valued at $1,215, which is included in the other current liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2022. The Company had full provision for these amounts as of December 31, 2021.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$16,498	$—	$—	$16,498
Total assets measured at fair value	$16,498	$—	$—	$16,498
Liabilities
Acquisition-related liabilities	$—	$—	$38,813	$38,813
Derivative liabilities	$—	$—	$1,215	$1,215
Total liabilities measured at fair value	$—	$—	$40,028	$40,028

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$8,564	$—	$—	$8,564
Total assets measured at fair value	$8,564	$—	$—	$8,564
Liabilities
Acquisition-related liabilities	$—	$—	$22,957	$22,957
Total liabilities measured at fair value	$—	$—	$22,957	$22,957

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2022:

	Acquisition related liabilities	Derivative liabilities
Balance as of January 1, 2022	$22,957	$—
Additions, net of payments	5,061	—
Change in fair value	10,795	1,215
Balance as of June 30, 2022	$38,813	$1,215

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

12. Related Party Transactions

Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS, amounted to $64 and $111 for the three and six months ended June 30, 2022, respectively, and $66 and $162 for the three and six months ended June 30, 2021, respectively, was recognized as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss. As of June 30, 2022 and December 31, 2021, the Company had outstanding payables of $46 and $20, respectively, to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets.

Prior to the acquisition, Kinetic Data Solutions, LLC (“Kinetic”) was an entity in which Caivis Group was the majority shareholder. On September 9, 2020, the Company entered into an agreement with Kinetic, wherein the Company appointed Kinetic as a reseller of its email marketing services to Kinetic’s customers. The Company recognized revenues of $129 during the three months ended March 31, 2021. There were no outstanding amounts from Kinetic as of June 30, 2022 and December 31, 2021.

13. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the interim period ended June 30, 2022, the Company utilized the annual effective tax rate methodology to determine its income tax provision. For the interim period ended June 30, 2021, the Company departed from the annual effective tax rate methodology and computed its income tax provision using a discrete method. The use of the discrete method was made in accordance with authoritative accounting guidance, which allows for the use of a discrete method when there are significant changes to the projected annual effective tax rate as a result of minor adjustments to projected pre-tax earnings.

For the three and six months ended June 30, 2022, the Company recorded an income tax provision of $343 and income tax benefit of $2,256, respectively. The effective tax rate for the three months ended June 30, 2022 was negative 0.4% on a pre-tax loss of $85,666 and 1.41% on a pre-tax loss of $160,302, for the six months ended June 30, 2022.

For the three and six months ended June 30, 2021, the Company recorded an income tax provision of $584 and an income tax benefit of $993, respectively. The effective tax rate for the three months ended June 30, 2021 was negative 0.62% on a pre-tax loss of $94,338 and 0.83% on a pre-tax loss of $120,289, for the six months ended June 30, 2021.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

14.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including redeemable convertible preferred stock, outstanding stock options, warrants, to the extent dilutive, and reduced by the amount of cumulative dividends earned on the preferred shares. However, the unvested restricted stock, restricted stock units and performance stock units as of June 30, 2022 and 2021 of 71,697,040 and 61,732,537 respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(86,009)	$(94,922)	$(158,046)	$(119,296)
Cumulative redeemable convertible preferred stock dividends	—	3,166	—	7,060
Numerator for Basic and Dilutive loss per share - loss available to common stockholders	$(86,009)	$(98,088)	$(158,046)	$(126,356)
Denominator:
Class A common stock	118,559,851	20,761,219	117,402,411	10,323,885
Class B common stock	17,343,741	3,440,961	17,432,990	1,711,079
Series A common stock	—	21,730,147	—	24,005,629
Series B common stock	—	2,483,731	—	2,770,584
Warrants	—	2,786,277	—	3,162,418
Denominator for Basic and Dilutive loss per share-weighted-average common stock	135,903,592	51,202,335	134,835,401	41,973,595
Basic loss per share	$(0.63)	$(1.92)	$(1.17)	$(3.01)
Dilutive loss per share	$(0.63)	$(1.92)	$(1.17)	$(3.01)

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

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Options	1,158,622	950,235	1,020,501	950,235
Restricted stock and restricted stock units	70,068,129	—	67,341,087	—
Performance stock units	3,479,500	—	2,888,931	—

15. Subsequent Events

On July 14, 2022, 362,088 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

On August 3, 2022, the Company's Board of Directors authorized a share repurchase program to repurchase up to $50,000 of our outstanding Class A common stock through December 31, 2024 (the “2022 SRP”). The actual timing, number and value of shares repurchased in the future will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases during any given fiscal period under the 2022 SRP and withholding under the RSA Withholding Program will reduce the number of weighted-average common shares outstanding for the period.

On August 3, 2022, the Company’s Board of Directors authorized withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item IA “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in the Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Key Business Metrics

We review several key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance companies such as ours, with recurring revenue streams.

Scaled customers increased 9%, from 343 as of June 30, 2021 to 373 as of June 30, 2022. Scaled customer ARPU increased 19%, from $299,315 for the three months ended June 30, 2021 to $355,411 for the three months ended June 30, 2022, primarily due to higher usage of our platform among scaled customers.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue comprises of a mix of direct platform revenue and integrated platform revenue, which leverages application programming interface (“API”) integrations with third parties. For the six months ended June 30, 2022 and 2021, we derived 81% and 76% of our revenues from direct platform revenue, respectively, and 19% and 24% of our revenues from integrated platform revenue, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Estimates.”

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

General and administrative expenses

General and administrative expenses primarily consist of computer and telecom expenses, employee-related costs, including salaries, bonuses, stock-based compensation and employee benefits costs associated with our executive, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and platform and related infrastructure costs. We expect general and administrative expenses to increase in absolute dollars in future periods. We expect that general and administrative expenses, excluding the impact of stock-based compensation which is being recognized on an accelerated basis as discussed below, will stay consistent as a percentage of revenue over the long term.

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

Other expenses

Other expense primarily consists of changes in fair value of acquisition related liabilities, gains and losses on sale of assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rate and the remeasurement of acquisition related liabilities, which could be greater than or less than our historic levels.

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds. The change in fair value of warrants and derivative liabilities depends on external valuation-related factors. As of June 30, 2022, the Company does not have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

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

We will expense the unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2022	2023	2024	2025	2026	Total
$143,571	$180,944	$95,046	$40,067	$8,204	$467,831

See "Note 9. Stock-Based Compensation" to our condensed unaudited consolidated financial statements for further details.

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues	$137,301	$106,896	$263,569	$208,359
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	50,233	42,212	91,958	81,184
General and administrative expenses	55,665	65,907	109,014	85,039
Selling and marketing expenses	77,139	82,845	146,057	103,415
Research and development expenses	18,038	26,503	35,269	36,287
Depreciation and amortization	13,315	11,235	26,081	21,352
Acquisition - related expenses	—	329	344	1,036
Restructuring expenses	—	150	—	437
Total operating expenses	$214,390	$229,181	$408,723	$328,750
Loss from operations	(77,089)	(122,285)	(145,154)	(120,391)
Interest expense	1,666	1,402	2,964	4,363
Other expenses / (income)	5,696	(749)	10,969	535
Gain on extinguishment of debt	—	(10,000)	—	(10,000)
Change in fair value of warrants and derivative liabilities	1,215	(18,600)	1,215	5,000
Total other expenses / (income)	$8,577	$(27,947)	$15,148	$(102)
Loss before income taxes	(85,666)	(94,338)	(160,302)	(120,289)
Income tax provision / (benefit)	343	584	(2,256)	(993)
Net loss	$(86,009)	$(94,922)	$(158,046)	$(119,296)

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenues

	Three months ended June 30,		Change
	2022	2021	Amount	%
Revenues	$137,301	$106,896	$30,405	28.4%

Revenues increased by $30.4 million, or 28.4%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase in revenues is attributable to incremental revenues of $7.1 million from existing customers and $23.3 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended June 30,		Change
	2022	2021	Amount	%
Cost of revenues (excluding depreciation and amortization)	$50,233	$42,212	$8,021	19.0%

Cost of revenues (excluding depreciation and amortization) increased by $8.0 million, or 19.0%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was primarily driven by $6.5 million in incremental media costs and higher stock-based compensation of $1.5 million.

General and administrative expenses

	Three months ended June 30,		Change
	2022	2021	Amount	%
General and administrative expenses	$55,665	$65,907	$(10,242)	(15.5)%

General and administrative expenses decreased by $10.2 million, or 15.5%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily driven by lower stock-based compensation of $11.7 million and employee-related costs of $1.1 million. This decrease was partially offset by an increase in legal and professional fees of $2.4 million.

Selling and marketing expenses

	Three months ended June 30,		Change
	2022	2021	Amount	%
Selling and marketing expenses	$77,139	$82,845	$(5,706)	(6.9)%

Selling and marketing expenses decreased by $5.7 million, or 6.9%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily driven by lower stock-based compensation of $17.4 million. This decrease was partially offset by an increase in employee-related costs of $9.8 million and other marketing-related expenses of $1.8 million.

Research and development expenses

	Three months ended June 30,		Change
	2022	2021	Amount	%
Research and development expenses	$18,038	$26,503	$(8,465)	(31.9)%

Research and development expenses decreased by $8.5 million, or 31.9%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily driven by lower stock-based compensation of $9.3 million, partially offset by an increase in IT consulting expenses of $0.8 million.

Depreciation and amortization

	Three months ended June 30,		Change
	2022	2021	Amount	%
Depreciation and amortization	$13,315	$11,235	$2,080	18.5%

Depreciation and amortization increased by $2.1 million, or 18.5%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was driven by an increase in amortization of intangible assets of $1.5 million. Further, there was an increase in depreciation expense of $0.6 million primarily due to incremental website and software development-related capitalization over the recent periods.

Acquisition related expenses

	Three months ended June 30,		Change
	2022	2021	Amount	%
Acquisition related expenses	$—	$329	$(329)	(100.0)%

Acquisition related expenses decreased by $0.3 million, or 100%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by lower professional fees.

Restructuring expenses

	Three months ended June 30,		Change
	2022	2021	Amount	%
Restructuring expenses	$—	$150	$(150)	(100.0)%

Restructuring expenses decreased by $0.2 million, or 100%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to the reorganization expenses incurred by the Company during the three months ended June 30, 2021.

Interest expense

	Three months ended June 30,		Change
	2022	2021	Amount	%
Interest expense	$1,666	$1,402	$264	18.8%

Interest expense increased by $0.3 million, or 18.8%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to increases in interest rates.

Other expenses / (income)

	Three months ended June 30,		Change
	2022	2021	Amount	%
Other expenses / (income)	$5,696	$(749)	$6,445	(860.5)%

Other expenses increased by $6.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by an incremental change in the fair value of acquisition related liabilities, related to the Company's prior acquisitions.

Change in fair value of warrants and derivative liabilities

	Three months ended June 30,		Change
	2022	2021	Amount	%
Change in fair value of warrants and derivative liabilities	$1,215	$(18,600)	$19,815	(106.5)%

Change in fair value of warrants and derivative liabilities expense decreased by $19.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, this is primarily due to the extinguishment of warrants and derivative liabilities upon the Company’s initial public offering ("IPO") on June 14, 2021.

Income tax provision

	Three months ended June 30,		Change
	2022	2021	Amount	%
Income tax provision	$343	$584	$(241)	(41.3)%

For the three months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $0.3 million and $0.6 million, respectively, yielding an effective tax rate of negative 0.40% and 0.62%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenues

	Six months ended June 30,		Change
	2022	2021	Amount	%
Revenues	$263,569	$208,359	$55,210	26.5%

Revenues increased by $55.2 million, or 26.5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase in revenues is attributable to incremental revenues of $19.0 million from existing customers and $36.2 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Six months ended June 30,		Change
	2022	2021	Amount	%
Cost of revenues (excluding depreciation and amortization)	$91,958	$81,184	$10,774	13.3%

Cost of revenues (excluding depreciation and amortization) increased by $10.8 million, or 13.3%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily driven by $8.2 million in incremental media costs and higher stock-based compensation of $2.6 million.

General and administrative expenses

	Six months ended June 30,		Change
	2022	2021	Amount	%
General and administrative expenses	$109,014	$85,039	$23,975	28.2%

General and administrative expenses increased by $24.0 million, or 28.2%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily driven by higher stock-based compensation of $18.1 million, legal and professional fees of $4.0 million and computer and telecom-related expenses of $1.9 million.

Selling and marketing expenses

	Six months ended June 30,		Change
	2022	2021	Amount	%
Selling and marketing expenses	$146,057	$103,415	$42,642	41.2%

Selling and marketing expenses increased by $42.6 million, or 41.2%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily driven by higher stock-based compensation of $19.4 million, employee-related costs of $19.2 million and other marketing-related expenses of $4.0 million.

Research and development expenses

	Six months ended June 30,		Change
	2022	2021	Amount	%
Research and development expenses	$35,269	$36,287	$(1,018)	(2.8)%

Research and development expenses decreased by $1.0 million, or 2.8%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This decrease was primarily driven by lower stock-based compensation of $3.3 million, partially offset by an increase in IT consulting expenses of $1.5 million and employee-related costs of $0.8 million.

Depreciation and amortization

	Six months ended June 30,		Change
	2022	2021	Amount	%
Depreciation and amortization	$26,081	$21,352	$4,729	22.1%

Depreciation and amortization increased by $4.7 million, or 22.1%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was driven by an increase in amortization of intangible assets of $3.2 million and an increase in depreciation expense of $1.5 million primarily due to incremental website and software development-related capitalization over the recent periods.

Acquisition related expenses

	Six months ended June 30,		Change
	2022	2021	Amount	%
Acquisition related expenses	$344	$1,036	$(692)	(66.8)%

Acquisition related expenses decreased by $0.7 million, or 66.8%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This decrease was primarily driven by lower legal and professional fees incurred during the six months ended June 30, 2022.

Restructuring expenses

	Six months ended June 30,		Change
	2022	2021	Amount	%
Restructuring expenses	$—	$437	$(437)	(100.0)%

Restructuring expenses decreased by $0.4 million, or 100%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to the reorganization expenses incurred by the Company during the six months ended June 30, 2021.

Interest expense

	Six months ended June 30,		Change
	2022	2021	Amount	%
Interest expense	$2,964	$4,363	$(1,399)	(32.1)%

Interest expense decreased by $1.4 million, or 32.1%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This decrease was primarily driven by a lower interest rate on the new debt facility entered into during February 2021.

Other expenses

	Six months ended June 30,		Change
	2022	2021	Amount	%
Other expenses	$10,969	$535	$10,434	1,950.3%

Other expenses increased by $10.4 million, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by an incremental change in the fair value of acquisition related liabilities, related to the Company's prior acquisitions.

Change in fair value of warrants and derivative liabilities

	Six months ended June 30,		Change
	2022	2021	Amount	%
Change in fair value of warrants and derivative liabilities	$1,215	$5,000	$(3,785)	(75.7)%

Change in fair value of warrants and derivative liabilities expense decreased by $3.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, this is primarily due to the extinguishment of warrants and derivative liabilities upon the Company’s initial public offering ("IPO") on June 14, 2021.

Income tax benefit

	Six months ended June 30,		Change
	2022	2021	Amount	%
Income tax benefit	$(2,256)	$(993)	$(1,263)	127.2%

For the six months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $2.3 million and $1.0 million, respectively, yielding an effective tax rate of 1.41% and 0.83%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recording for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net loss adjusted for interest expense, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring IPO related expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of our IPO, and other expenses. Acquisition-related expenses and restructuring expenses primarily consist of severance and other employee-related costs which we do not expect to incur in the future as acquisitions of businesses may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other (income) / expenses consists of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring IPO related expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to-period comparisons of our business as well as comparison to our peers. We believe that these non-GAAP financial measures may be useful to investors in analyzing our financial and operational performance. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net loss.

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(86,009)	$(94,922)	$(158,046)	$(119,296)
Net loss margin	62.6%	88.8%	60.0%	57.3%
Add back:
Depreciation and amortization	13,315	11,235	26,081	21,352
Restructuring expenses	-	150	-	437
Acquisition related expenses	-	329	344	1,036
Stock-based compensation	82,335	119,270	156,071	119,270
Other expenses / (income)	5,696	(749)	10,969	535
Gain on extinguishment of debt	-	(10,000)	-	(10,000)
IPO related expenses	-	2,705	-	2,705
Change in fair value of warrants and derivative liabilities	1,215	(18,600)	1,215	5,000
Interest expense	1,666	1,402	2,964	4,363
Income tax provision / (benefit)	343	584	(2,256)	(993)
Adjusted EBITDA	$18,561	$11,404	$37,342	$24,409
Adjusted EBITDA margin	13.5%	10.7%	14.2%	11.7%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of June 30, 2022, we had cash and cash equivalents of $110.8 million and net working capital, consisting of current assets less current liabilities, of $84.2 million. As of June 30, 2022, we had an accumulated deficit of $649.9 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months and for the foreseeable future. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" in our Annual Report on Form 10 K for the year ended December 31, 2021. In the future, we may attempt to raise additional capital through sales of equity securities or through equity-linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2022	2021
Net cash provided by / (used for):
Cash provided by operating activities	$35,850	$13,203
Cash used for investing activities	(29,254)	(16,069)
Cash provided by financing activities	158	65,776
Effect of exchange rate changes on cash and cash equivalents	166	(67)
Net increase in cash and cash equivalents	$6,920	$62,843

Cash Flows from Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities of $35.9 million resulted primarily from adjusted non-cash items of $191.6 million, more than offsetting our net loss of $158.0 million. Changes in working capital were primarily driven by an increase in accounts payable of $18.7 million, partially offset by an increase in accounts receivable of $4.7 million, a decrease in accrued expenses and other current liabilities of $10.6 million and deferred revenues of $1.0 million.

For the six months ended June 30, 2021, net cash provided by operating activities of $13.2 million resulted primarily from adjusted non-cash items of $135.0 million, more than offsetting our net loss of $119.3 million. Changes in working capital were primarily driven by a decrease in accounts receivable of $8.2 million, decrease in prepaid and other current assets of $2.5 million and increase in accrued expenses and other current liabilities of $1.5 million, partially offset by a decrease in accounts payable of $14.1 million and deferred revenues of $0.4 million.

Cash Flows from Investing Activities

For the six months ended June, 2022, we used $29.3 million of cash in investing activities, primarily consisting of business and asset acquisitions of $9.2 million, capital expenditures of $11.5 million (including a $10.3 million investment in data and partnership agreements) and website and software development costs of $8.6 million.

For the six months ended June 30, 2021, we used $16.1 million of cash in investing activities, primarily consisting of website and software development costs of $9.5 million, capital expenditure of $4.4 million and business and asset acquisitions, net of cash acquired, of $2.2 million..

Cash Flows used for / provided by Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities of $0.2 million was primarily due to exercise of options by certain employees.

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

Debt

As of June 30, 2022, we have $183.8 million (net of $1.2 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

On February 3, 2021, we completed our debt refinancing and as a result, we entered into a $222.5 million Senior Secured Credit Facility which was used to fully repay and terminate our previous credit agreement. Borrowings under the debt are $185 million and bear interest payable quarterly ranging from LIBOR plus 2.125% to LIBOR plus 2.625% based on our consolidated net leverage ratio stated in the credit agreement. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. We do not expect any other significant changes in liquidity as a result of this refinancing.

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

During the six months ended June 30, 2022, we borrowed $5,625 million against the revolver facility and repaid the same amount against the term loan under the credit facility.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. Based upon the principal balance owed on our long-term borrowings as of June 30, 2022, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expenses by $1.9 million. There were no material changes in market risk exposures as of June 30, 2022.

Foreign Currency Risk

We have foreign currency risks related to a certain number of our foreign subsidiaries in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q related to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”), there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in the Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

Substantial future sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline and we may also expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our restricted stock awards, which may have an adverse effect on our financial condition and results of operations.

Sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock. On June 10, 2022, the lock-up agreements that previously restricted certain holders of our capital stock from transferring or selling our shares expired. Additionally, our directors, executive officers, employees and, in certain instances, service providers, hold shares of common stock subject to outstanding options, restricted stock awards and restricted stock units under our equity incentive plans. Those shares and the shares reserved for future issuance under our equity incentive plans are and will become eligible for sale in the public market, subject to certain legal and contractual limitations. Further, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We are unable to predict the effect that such sales related to the foregoing may have on the prevailing market price of our common stock.

In addition, on August 3, 2022, the Company’s board of directors authorized withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, we may begin using corporate cash as early as the third quarter of 2022 to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. We anticipate that if we utilize the withholding alternative, we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle executive RSAs, which may have an adverse effect on our financial condition and results of operations.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.

In August 2022, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of our outstanding Class A common stock through December 31, 2024. Although our Board of Directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our Senior Secured Credit Facility impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Zeta Global Holdings Corp.

Date: August 4, 2022	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer and Chairperson (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)