Form 10-Q
period 2022-09-30
Zeta Global Holdings Corp.
filed 2022-11-02
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, 174,157,067 shares of the registrant’s Class A common stock and 32,464,430 shares of registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2022

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	4

	Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	5

	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	8

	Notes to Condensed Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Default Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

	Signatures	42

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
•
Our infrastructure depends on third-party data centers, systems and technologies to operate our business, the disruption of which could adversely affect our business, results of operations and financial condition; and
•
Inflation may impact us and our customers;
•
Our borrowing costs may increase as a result of increases in interest rates;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$114,808	$103,859
Accounts receivable, net of allowance of $1,746 and $1,295 as of September 30, 2022 and December 31, 2021, respectively	91,414	83,578
Prepaid expenses	7,600	6,970
Other current assets	1,893	1,649
Total current assets	215,715	196,056
Non-current assets:
Property and equipment, net	6,235	5,630
Website and software development costs, net	36,863	38,038
Intangible assets, net	45,601	40,963
Goodwill	133,009	114,509
Deferred tax assets, net	1,253	956
Other non-current assets	2,059	1,113
Total non-current assets	$225,020	$201,209
Total assets	$440,735	$397,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,400	$21,711
Accrued expenses	63,516	63,979
Acquisition related liabilities (current)	17,220	8,042
Deferred revenue	6,104	6,866
Other current liabilities	8,258	5,159
Total current liabilities	123,498	105,757
Non-current liabilities:
Long term borrowings	183,868	183,613
Acquisition related liabilities (non-current)	22,032	14,915
Other non-current liabilities	2,225	2,492
Total non-current liabilities	208,125	201,020
Total liabilities	$331,623	$306,777
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 173,957,931 and 159,974,847 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	174	160
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 32,464,430 and 37,856,095 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	32	38
Additional paid-in capital	831,731	584,208
Accumulated deficit	(719,303)	(491,817)
Accumulated other comprehensive loss	(3,522)	(2,101)
Total stockholders' equity	109,112	90,488
Total liabilities and stockholders' equity	$440,735	$397,265

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$152,252	$115,133	$415,821	$323,492
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	57,529	44,525	149,487	125,709
General and administrative expenses	53,584	50,643	162,598	135,682
Selling and marketing expenses	76,987	60,537	223,044	163,952
Research and development expenses	16,954	13,998	52,223	50,285
Depreciation and amortization	13,367	11,783	39,448	33,135
Acquisition related expenses	—	480	344	1,516
Restructuring expenses	—	30	-	467
Total operating expenses	$218,421	$181,996	$627,144	$510,746
Loss from operations	(66,169)	(66,863)	(211,323)	(187,254)
Interest expense	2,038	1,342	5,002	5,705
Other expenses	1,142	496	12,111	1,031
Gain on extinguishment of debt	—	—	-	(10,000)
Change in fair value of warrants and derivative liabilities	(805)	—	410	5,000
Total other expenses	$2,375	$1,838	$17,523	$1,736
Loss before income taxes	(68,544)	(68,701)	(228,846)	(188,990)
Income tax provision / (benefit)	896	$428	$(1,360)	$(565)
Net loss	$(69,440)	$(69,129)	$(227,486)	$(188,425)
Other comprehensive loss:
Foreign currency translation adjustment	774	77	1,421	152
Total comprehensive loss	$(70,214)	$(69,206)	$(228,907)	$(188,577)
Net loss	$(69,440)	$(69,129)	$(227,486)	$(188,425)
Cumulative redeemable convertible preferred stock dividends	—	—	—	7,060
Net loss available to common stockholders	$(69,440)	$(69,129)	$(227,486)	$(195,485)
Basic loss per share	$(0.49)	$(0.53)	$(1.66)	$(2.60)
Diluted loss per share	$(0.49)	$(0.53)	$(1.66)	$(2.60)
Weighted average number of shares used to compute net loss per share
Basic	140,594,128	129,731,980	136,793,272	75,313,520
Diluted	140,594,128	129,731,980	136,793,272	75,313,520

The Company recorded following stock-based compensation under respective lines of the above unaudited consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenues (excluding depreciation and amortization)	$1,536	$1,183	$4,436	$1,449
General and administrative expenses	28,193	28,243	88,873	70,868
Selling and marketing expenses	38,868	35,114	117,765	94,626
Research and development expenses	6,621	4,803	20,215	21,670
Total	$75,218	$69,343	$231,289	$188,613

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022[1]	159,974,847	$160	37,856,095	$38	$584,208	$(491,817)	$(2,101)	$90,488
Shares issued in connection with certain agreements	1,026,785	1	—	—	11,082	—	—	11,083
Restricted stock grants	4,162,159	4	—	—	(4)	—	—	—
Restricted stock forfeitures	(717,505)	(1)	—	—	1	—	—	—
Class B common stock transferred to Class A common stock	1,000,000	1	(1,000,000)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	74,990	—	—	74,990
Options exercised	15,500	—	—	—	65	—	—	65
Foreign currency translation adjustment	—	—	—	—	—	—	(244)	(244)
Net loss	—	—	—	—	—	(72,037)	—	(72,037)
Balance as of March 31, 2022[2]	165,461,786	$165	36,856,095	$37	$670,342	$(563,854)	$(2,345)	$104,345
Shares issued in connection with certain agreements	434,237	—	—	—	3,853	—	—	3,853
Restricted stock grants	2,568,346	3	—	—	(3)	—	—	—
Restricted stock forfeitures	(184,342)	—	—	—	—	—	—	—
Class B common stock transferred to Class A common stock	1,787,043	2	(1,787,043)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	83,734	—	—	83,734
Options exercised	221,530	—	—	—	65	—	—	65
Foreign currency translation adjustment	—	—	—	—	—	—	(403)	(403)
Restricted stock units vesting	26,932	—	—	—	—	—	—	—
Shares issued with connection with employee stock purchase plan	196,385	—	—	—	1,320	—	—	1,320
Net loss	—	—	—	—	—	(86,009)	—	(86,009)
Balance as of June 30, 2022[3]	170,511,917	$170	35,069,052	$35	$759,311	$(649,863)	$(2,748)	$106,905
Restricted stock grants	1,481,585	2	—	—	(2)	—	—	—
Restricted stock forfeitures	(208,367)	—	—	—	—	—	—	—
Class B common stock transferred to Class A common stock	2,604,622	3	(2,604,622)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	76,696	—	—	76,696
Options exercised	41,500	—	—	—	35	—	—	35
Foreign currency translation adjustment	—	—	—	—	—	—	(774)	(774)
Restricted stock units vesting	96,627	—	—	—	—	—	—	-
Shares repurchased	(569,953)	(1)	—	—	(4,309)	—	—	(4,310)
Net loss	—	—	—	—	—	(69,440)	—	(69,440)
Balance as of September 30, 2022[4]	173,957,931	$174	32,464,430	$32	$831,731	$(719,303)	$(3,522)	$109,112

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

4. Includes 127,679,117 outstanding Class A common stock, 15,632,217 outstanding Class B common stock, 46,278,814 unvested Class A restricted stock and 16,832,213 unvested Class B restricted stock.

	Redeemable Convertible Preferred Stock		Series A common stock		Series B common stock		Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2021	39,223,194	$154,210	112,012,693	$112	3,054,318	$3	—	—	—	—	$4,956	$(242,254)	$(2,037)	$(239,220)
Restricted stock cancelation	—	—	(17,853,416)	(18)	—	—	—	—	—	—	18	—	—	—
Shares issued in connection with certain agreements	—	—	613,497	1	—	—	—	—	—	—	5,453	—	—	5,454
Restricted stock grants	—	—	3,687,431	4	—	—	—	—	—	—	(4)	—	—	—
Restricted stock forfeitures	—	—	(1,629,369)	(2)	—	—	—	—	—	—	2	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	(24,374)	—	(24,374)
Balance as of March 31, 2021	39,223,194	$154,210	96,830,836	$97	3,054,318	$3	—	—	—	$—	$10,425	$(266,628)	$(1,983)	$(258,086)
Conversion of Series A and Series B common shares into Class A and Class B common shares, respectively	—	—	(96,830,836)	(97)	(3,054,318)	(3)	60,421,367	60	39,463,787	39	1	—	—	—
Conversion of convertible preferred stock to Class A common stock	(39,223,194)	(154,210)	—	—	—	—	73,813,713	74	—	—	193,136	—	—	193,210
Warrant Exercise	—	—	—	—	—	—	8,360,331	8	—	—	24,132	—	—	24,140
Shares issued in connection with the Initial Public Offering	—	—	—	—	—	—	14,773,939	15	—	—	147,724	—	—	147,739
Equity issuance cost	—	—	—	—	—	—	—	—	—	—	(21,201)	—	—	(21,201)
Shares repurchased	—	—	—	—	—	—	(4,138,866)	(4)	(2,307,692)	(2)	(64,462)	—	—	(64,468)
Restricted stock grants	—	—	—	—	—	—	1,155,598	1	700,000	1	(2)	—	—	—
Restricted stock forfeitures	—	—	—	—	—	—	(2,334,753)	(2)	—	—	2	—	—	—
Restricted stock units vesting	—	—	—	—	—	—	219,072	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	126,775	—	—	126,775
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(129)	(129)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(94,922)	—	(94,922)
Balance as of June 30, 2021	—	$—	—	$—	—	$—	152,270,401	$152	37,856,095	$38	$416,530	$(361,550)	$(2,112)	$53,058
Shares issued in connection with settlement of a dispute	—	—	—	—	—	—	200,000	—	—	—	1,196	—	—	1,196
Restricted stock grants	—	—	—	—	—	—	3,281,016	3	—	—	(3)	—	—	—
Restricted stock forfeitures	—	—	—	—	—	—	(718,056)	—	—	—	—	—	—	—
Common Shares canceled	—	—	—	—	—	—	(37,679)	—	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—	26,485	—	—	—	69	—	—	69
Stock based compensation	—	—	—	—	—	—	—	—	—	—	70,668	—	—	70,668
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(77)	(77)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(69,129)	—	(69,129)
Balance as of September 30, 2021	—	$—	—	$—	—	$—	155,022,167	$155	37,856,095	$38	$488,460	$(430,679)	$(2,189)	$55,785

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(227,486)	$(188,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,448	33,135
Stock-based compensation	231,289	188,613
Gain on debt extinguishment	-	(10,000)
Deferred income taxes	(3,114)	(1,635)
Change in fair value of warrants and derivative liabilities	410	5,000
Others, net	12,018	2,509
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(4,595)	7,423
Prepaid expenses	(489)	(1,917)
Other current assets	(241)	4,316
Other non-current assets	150	(542)
Deferred revenue	(765)	(1,314)
Accounts payable	7,253	(17,961)
Accrued expenses and other current liabilities	1,778	2,762
Other non-current liabilities	(267)	1,402
Net cash provided by operating activities	55,389	23,366
Cash flows from investing activities:
Capital expenditures	(17,165)	(6,883)
Website and software development costs	(12,820)	(13,421)
Business acquisitions, net of cash acquired	(9,209)	(2,159)
Net cash used for investing activities	(39,194)	(22,463)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(2,292)	(64)
Proceeds from credit facilities, net of issuance costs	5,625	183,311
Proceeds from IPO, net of issuance cost	-	126,538
Repurchase of shares	(4,310)	(64,468)
Issuance under employee stock purchase plan	1,320	-
Exercise of options	165	110
Repayments against the credit facilities	(5,625)	(180,745)
Net cash (used for) / provided by financing activities	(5,117)	64,682
Effect of exchange rate changes on cash and cash equivalents	(129)	(130)
Net increase in cash and cash equivalents	10,949	65,455
Cash and cash equivalents, beginning of period	103,859	50,725
Cash and cash equivalents, end of period	$114,808	$116,180
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$4,003	$5,673
Cash paid for income taxes, net	$1,114	$1,294
Liability established in connection with acquisitions	$19,773	$1,795
Capitalized stock-based compensation as website and software development costs	$4,131	$8,830
Shares issued in connection with acquisitions and other agreements	$14,936	$6,650
Dividends on redeemable convertible preferred stock settled in Company’s equity	$-	$60,082
Non-cash settlement of warrants and derivative liabilities	$-	$63,100
Non-cash consideration for website and software development costs	$981	$45

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

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2021 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2022, the results of operations, comprehensive loss and stockholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021, respectively, and cash flows for the nine-month period ended September 30, 2022 and 2021, respectively. The results of operations for the three-month and nine-month periods ended September 30, 2022 and 2021, respectively are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2021, which was included in Form 10-K filed with the SEC on February 25, 2022.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $3,247 and $2,286 as of September 30, 2022 and December 31, 2021, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the nine months ended September 30, 2022 and 2021, the Company billed and collected $13,926 and $34,175 in advance, respectively, and recognized $14,688 and $35,489 respectively, as revenues. As of September 30, 2022 and December 31, 2021, the deferred revenues are $6,104 and $6,866, respectively.

Remaining Performance Obligations

Transaction price allocated to the remaining performance obligations represents contracted revenues that have not yet been recognized, which includes unearned revenues and unbilled amounts that will be recognized as revenues in future periods. Transaction price allocated to the remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes and other market factors. Remaining performance obligations excludes amounts related to professional services contracts that are billed and recognized as the services are provided on a time-and-materials basis.

As of September 30, 2022, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $45,000 and $70,000, respectively.

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

The following table summarizes disaggregation for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Direct platform revenues	74%	74%	78%	75%
Integrated platform revenues	26%	26%	22%	25%

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

The Company has issued PSUs to certain employees during the nine months ended September 30, 2022 and during the year ended December 31, 2021. The Company also adopted an ESPP plan during the year ended December 31, 2021 (Refer to "Note 9. Stock-Based Compensation"). The fair value of PSU awards was determined using the Monte Carlo simulation method and for the ESPP plan using the Black-Scholes-Merton model, by a third-party valuation firm engaged by the Company. The Company recognizes the stock-based compensation related to these plans on a straight-line basis over the vesting terms associated with these plans.

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

Revenues by geographical region consisted of the following;

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
US	$146,488	$108,034	$398,418	$301,548
International	5,764	7,099	17,403	21,944
Total revenues	$152,252	$115,133	$415,821	$323,492

Total long-lived assets by geographical region consisted of the following;

	As of
	September 30, 2022	December 31, 2021
US	$42,233	$43,023
International	865	645
Total long-lived assets	$43,098	$43,668

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the nine months ended September 30, 2022 and 2021.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of September 30, 2022 and December 31, 2021, respectively, there was no customer that represented more than 10% of accounts receivables balance as of each of those dates. The Company continuously monitors whether there is an expected credit loss arising from customers and accordingly make provisions as warranted.

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

Not yet adopted:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). The standard establishes a ROU model that requires a lessee to recognize a right of use (“ROU”) asset and a lease liability on the balance sheet for all leases with a term longer than 12 months (based on the practical expedient provided in the ASU that allows 12 months or less not to be presented on the balance sheet) and requires the disclosure of key information about leasing arrangements. Leases are classified as finance or operating, with classification affecting the subsequent expense pattern and presentation of expense recognition in the income statement. Subsequently, the FASB issued the following standards related to ASU 2016-02: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), ASU 2018-20, “Narrow-Scope Improvements for Lessors” and ASU 2019-01, “Leases (Topic 842): Codification Improvements”, which provided additional guidance and clarity to ASU 2016-02 (collectively, the “Lease Standard”). In 2021, the FASB further released ASU No. 2021-05, Leases (Topic 842) – Lessors – Certain Leases with Variable Lease Payments (“ASU 2021-05”), ASU No. 2021-09, Leased (Topic 842)- Discount Rate for Lessees That Are Not Public Business Entities (“non-PBE”) (“ASU 2021-09”). As per ASU 2020-05, issued by FASB, the new guidance is applicable to a non-PBE from fiscal year beginning after December 15, 2021 and interim periods beginning after December 15, 2022. As of December 31, 2021, the Company holds emerging growth company status, as such it is permitted to use non-PBE adoption of ASC 842 and therefore will present the impact of the new guidance in its annual statement as of December 31, 2022 and interim statements thereafter. The adoption of new guidance is not expected to have a material impact on the Company’s condensed unaudited consolidated statements of operations. Based on its preliminary assessment the Company expects that most of its lease commitments will be recognized as operating leases with right-of-use assets and liabilities of approximately $12.0 million to $14.0 million as of the date of adoption.

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

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of September 30, 2022			As of December 31, 2021
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$21,173	$6,133	$15,040	$8,750	$1,875	$6,875
Tradenames	2,720	2,564	156	2,720	2,171	549
Completed technologies	28,792	21,304	7,488	23,092	17,568	5,524
Customer relationships	71,099	48,182	22,917	65,999	37,984	28,015
Total intangible assets	$123,784	$78,183	$45,601	$100,561	$59,598	$40,963

Amortization expense of intangibles for the three and nine months ended September 30, 2022 was $6,348 and $18,585, respectively, and for the three and nine months ended September 30, 2021 was $5,051 and $14,079, respectively.

Weighted average useful life of the unamortized intangibles as of September 30, 2022 was 3.64 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of September 30, 2022
Year ended December 31,
Remaining three months of 2022	$5,039
2023	15,727
2024	11,265
2025	5,610
2026	4,161
2027 and thereafter	3,799
Total	$45,601

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2022	$114,509
Acquisition of ArcaMax	18,548
Foreign currency translation	(48)
Balance as of September 30, 2022	$133,009

There were no events during the three months ended September 30, 2022 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration, the unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

6.
Acquisition Related Liabilities

The following is a summary of acquisition related liabilities:

	eBay CRM	Sizmek	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	Total
Balance as of January 1, 2022	$8,000	$1,927	$1,360	$24	$2,840	$8,806	$-	$22,957
Additions	-	-	-	-	-	-	7,539	7,539
Payments made during the period	-	(2,168)	-	(205)	(1,105)	-	-	(3,478)
Change in fair value of earn-out	-	241	-	1,133	488	8,444	1,928	12,234
Balance as of September 30, 2022	$8,000	$-	$1,360	$952	$2,223	$17,250	$9,467	$39,252

During the three months and nine months ended September 30, 2022, the businesses acquired by the Company in its Kinetic, Apptness and ArcaMax acquisitions have performed better than the estimates used for the initial purchase price allocation, as such the Company recorded the changes in the fair value of the earn-outs, which are included in other expenses on the condensed unaudited consolidated statements of operations and comprehensive loss and others on the condensed unaudited consolidated statements of cash flows.

The Company is a party to a litigation matter in relation to certain acquisition related liabilities for its eBay CRM acquisition dated November 2, 2015. The Company has recorded a liability of $8,000 as of September 30, 2022 which is still being contested by the Company and in view of the numerous legal, technical and factual issues involved in these lawsuits, the Company may resolve the remaining liabilities in any amount higher or lower than the accruals.

On March 10, 2022, the Company entered into a settlement agreement with the sellers of Sizmek to resolve the dispute related to the contingent purchase consideration payable in connection with the Sizmek acquisition made during the year ended December 31, 2019. As such, the Company paid $1,085 in cash and issued 100,000 shares of Class A common stock valued at $1,083, during the nine months ended September 30, 2022. As a result of this settlement, the Company accrued an additional amount of $241 during the nine months ended September 30, 2022, which was recorded as a change in fair value of earn-out under other expenses on the condensed unaudited consolidated statements of operations and comprehensive loss.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of September 30, 2022	As of December 31, 2021
Credit facility	$185,000	$185,000
Less:
Unamortized deferred financing cost	(1,132)	(1,387)
Long-term borrowings	$183,868	$183,613

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. Out of the total available credit facility $31,875 remains undrawn as of September 30, 2022. In addition, the Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a LIBOR rate of no lower than LIBOR+2.125% and no higher than LIBOR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the nine months ended September 30, 2022 was 3.6%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the nine months ended September 30, 2022, the Company borrowed $5,625 against the revolver facility and repaid the same amount against the term loan under the credit facility. The initial debt issuance costs of $1,699 incurred in the form of the legal fee, underwriter’s fee, etc., are recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of September 30, 2022, the applicable total leverage ratio and fixed charge coverage ratio were 3.0 and 1.25, respectively, and the Company was in compliance with these covenants.

As of September 30, 2022, the repayment schedule for the long-term borrowings was as follows:

As of September 30, 2022
Year ended December 31,
Remaining three months of 2022	$—
2023	11,250
2024	11,250
2025	16,875
2026	145,625
Total*	$185,000

*Includes $8,438 repayable against the term loan facility within the twelve-month period ending September 30, 2023. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of September 30, 2022.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of September 30, 2022, the Company was party to outstanding purchase contracts as follows:

As of September 30, 2022
Year Ended December 31,
Remaining three months of 2022	$7,719
2023	35,776
2024	28,290
2025	5,867
2026	1,425
Total	$79,077

(b) Lease commitments

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France. Deferred rent as of September 30, 2022 and December 31, 2021 was $2,688 and $2,508, respectively, for these leases and is included in other current liabilities and non-current liabilities on the condensed unaudited consolidated balance sheets. Commitments for the base rents are as follows:

As of September 30, 2022
Year Ended December 31,
Remaining three months of 2022	$859
2023	2,608
2024	2,045
2025	1,846
2026	1,678
2027 and thereafter	3,483
Total	$12,519

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

During the nine months ended September 30, 2022, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO. The modification accelerated the vesting of those grants such that certain grants that were scheduled to cliff vest in September and December of 2022, will now vest from July to December of 2022 in equal monthly instalments. Further, there were other modifications which were approved by the Company's board of directors during the nine months ended September 30, 2022, which accelerated the vesting of certain other grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the nine months ended September 30, 2022.

The following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2022	65,208,870	$10.86
Granted (1)	8,413,274	9.61
Vested	(8,069,547)	10.64
Forfeited (2)	(1,174,168)	10.72
Non-vested as of September 30, 2022 (3)	64,378,429	$10.73

(1)
During the nine months ended September 30, 2022, the Company granted 8,212,090 restricted stock and 201,184 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the nine months ended September 30, 2022, 1,110,214 restricted stock and 63,954 restricted stock units were forfeited.
(3)
Includes 46,278,814 unvested Class A restricted stock, 16,832,213 unvested Class B restricted stock and 1,267,402 unvested restricted stock units as of September 30, 2022.

Stock options

Following is the summary of transactions under the Company’s stock option plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding options as of January 1, 2021	1,150,893	$3.61	5.31	$3.89
Exercised	(31,985)	3.29	—	—
Forfeited	(231,246)	3.96	—	—
Outstanding options as of December 31, 2021	887,662	$3.53	4.19	$5.28
Granted	575,250	10.82
Exercised	(278,530)	0.59
Forfeited	(28,450)	10.83
Outstanding options as of September 30, 2022	1,155,932	$7.69	6.80	$(0.76)

The Company engaged a third-party valuation firm to determine the estimated fair value of the options using the Black-Scholes-Merton method, which was determined as $7.46 for the options issued during the nine months ended September 30, 2022 using the following assumptions:

As of
September 30, 2022
Dividend yield	0.0%
Volatility	77.0%
Risk-free rate of interest	2.93%

During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $582 and $979, respectively.

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

Following is the summary of PSUs under the Company’s 2021 Incentive Award Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	1,500,000	$1.95
Granted	1,979,500	9.10
Outstanding as of September 30, 2022	3,479,500	$6.02

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $9.10 per PSU issued during the nine months ended September 30, 2022 using the following assumptions:

As of
September 30, 2022
Dividend yield	0.0%
Volatility	78.0%
Risk-free rate of interest	*
* For each simulation trial, the risk-free rate of interest was estimated based on the treasury securities with a similar term.

During the three and nine months ended September 30, 2022, the Company recognized an expense of $1,120 and $2,783, respectively, related to the target PSUs.

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

During the nine months ended September 30, 2022, the Company issued 196,385 shares of Class A common stock related to the ESPP offering that ended on May 31, 2022.

During the three and nine months ended September 30, 2022, the Company recognized an expense of $504 and $1,294, respectively, related to the five months of offering that ended on May 31, 2022 and four months of the offering that commenced on June 1, 2022. The fair value of the offering that commenced on June 1, 2022 was estimated at $3.44 per share, and expected to result in an issuance of approximately 291,900 shares of Class A common stock under this offering that will end on November 30, 2022.

Unrecognized compensation expense

The Company has $396,366 of unrecognized compensation expense related to its 64,378,429 unvested restricted stock and restricted stock units, 3,479,500 performance stock units, 546,800 unvested options and 291,900 shares of Class A common stock to be issued under the ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.11 years.

10. Stockholders’ Equity

Share repurchase plan

On August 3, 2022, the Company’s Board of Directors authorized a stock repurchase and withholding program of up to $50,000 in the aggregate for (i) repurchases of the Company’s outstanding Class A common stock through December 31, 2024 (the “2022 SRP”) and (ii) the withholding of shares as an alternative to market sales by certain executives to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program").

During the three months ended September 30, 2022, the Company repurchased 569,953 shares for a value of $4,310, including shares repurchased in conjunction with tax withholdings for the executives. As of September 30, 2022, approximately $45,690 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the three and nine months ended September 30, 2022, respectively, 2,604,622 and 5,391,665 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Issuance of Class A common stock

During the nine months ended September 30, 2022, the Company issued 926,785 shares of Class A common stock valued at $10,000 for the ArcaMax acquisition and 12,931 shares of Class A common stock valued at $103 for the earnout payments related to its Kinetic acquisition.

During the nine months ended September 30, 2022, the Company also issued 521,306 shares of Class A common stock valued at $4,833 pursuant to certain agreements. Out of these, certain shares had a stock price downward protection right accordingly, this right was accounted as a derivative liability as of June 30, 2022 fair valued at $985. This derivative was settled during the three months ended on September 30, 2022 for $410, which is included in the other current liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2022.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$91,034	$—	$—	$91,034
Total assets measured at fair value	$91,034	$—	$—	$91,034
Liabilities
Acquisition-related liabilities	$—	$—	$39,252	$39,252
Total liabilities measured at fair value	$—	$—	$39,252	$39,252

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$8,564	$—	$—	$8,564
Total assets measured at fair value	$8,564	$—	$—	$8,564
Liabilities
Acquisition-related liabilities	$—	$—	$22,957	$22,957
Total liabilities measured at fair value	$—	$—	$22,957	$22,957

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2022:

Acquisition related liabilities
Balance as of January 1, 2022	$22,957
Additions, net of payments	4,061
Change in fair value	12,234
Balance as of September 30, 2022	$39,252

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

12. Related Party Transactions

Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS, amounted to $55 and $166 for the three and nine months ended September 30, 2022, respectively, and $49 and $211 for the three and nine months ended September 30, 2021, respectively, was recognized as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2022 and December 31, 2021, the Company had outstanding payables of $38 and $20, respectively, to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets.

Prior to the acquisition, Kinetic Data Solutions, LLC (“Kinetic”) was an entity in which Caivis Group was the majority shareholder. On September 9, 2020, the Company entered into an agreement with Kinetic, wherein the Company appointed Kinetic as a reseller of its email marketing services to Kinetic’s customers. The Company recognized revenues of $129 during the three months ended March 31, 2021. There were no outstanding amounts from Kinetic as of September 30, 2022 and December 31, 2021.

13. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the interim period ended September 30, 2022, the Company utilized the annual effective tax rate methodology to determine its income tax provision. For the interim period ended September 30, 2021, the Company departed from the annual effective tax rate methodology and computed its income tax provision using a discrete method. The use of the discrete method was made in accordance with authoritative accounting guidance, which allows for the use of a discrete method when there are significant changes to the projected annual effective tax rate as a result of minor adjustments to projected pre-tax earnings.

For the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $896 and income tax benefit of $1,360, respectively. The effective tax rate for the three months ended September 30, 2022 was negative 1.31% on a pre-tax loss of $68,544 and 0.59% on a pre-tax loss of $228,846, for the nine months ended September 30, 2022.

For the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $428 and an income tax benefit of $565, respectively. The effective tax rate for the three months ended September 30, 2021 was negative 0.62% on a pre-tax loss of $68,701 and 0.30% on a pre-tax loss of $188,990, for the nine months ended September 30, 2021.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

14.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including redeemable convertible preferred stock, outstanding stock options, warrants, to the extent dilutive, and reduced by the amount of cumulative dividends earned on the preferred shares. However, the unvested restricted stock, restricted stock units and performance stock units as of September 30, 2022 and 2021 of 67,857,929 and 65,860,347 respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(69,440)	$(69,129)	$(227,486)	$(188,425)
Cumulative redeemable convertible preferred stock dividends	—	—	—	7,060
Numerator for Basic and Dilutive loss per share - loss available to common stockholders	$(69,440)	$(69,129)	$(227,486)	$(195,485)
Denominator:
Class A common stock	124,920,063	111,312,720	119,953,034	50,027,683
Class B common stock	15,674,065	18,419,260	16,840,238	7,300,725
Series A common stock	—		—	14,420,964
Series B common stock	—		—	1,664,380
Warrants	—		—	1,899,768
Denominator for Basic and Dilutive loss per share-weighted-average common stock	140,594,128	129,731,980	136,793,272	75,313,520
Basic loss per share	$(0.49)	$(0.53)	$(1.66)	$(2.60)
Dilutive loss per share	$(0.49)	$(0.53)	$(1.66)	$(2.60)

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

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Options	1,201,964	923,750	1,081,654	923,750
Restricted stock and restricted stock units	67,303,354	64,360,347	67,329,282	64,360,347
Performance stock units	3,479,500	1,500,000	3,087,951	1,500,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item IA “Risk Factors” included in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022 (the “Q2 2022 Form 10-Q”) and in this Quarterly Report on Form 10-Q.

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

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in the Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 as well as in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q and the Q2 2022 Form 10-Q.

Key Business Metrics

We review several key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance companies such as ours, with recurring revenue streams.

Scaled customers increased 12%, from 347 as of September 30, 2021 to 389 as of September 30, 2022. Scaled customer ARPU increased 19%, from $319,945 for the three months ended September 30, 2021 to $381,734 for the three months ended September 30, 2022, primarily due to higher usage of our platform among scaled customers.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue comprises of a mix of direct platform revenue and integrated platform revenue, which leverages application programming interface (“API”) integrations with third parties. For the nine months ended September 30, 2022 and 2021, we derived 78% and 75% of our revenues from direct platforms, respectively, and 22% and 25% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Estimates.”

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

Interest expense

Interest expense primarily consists of interest payable on our long-term borrowings. We anticipate that interest expense could be impacted by changes in variable interest rates.

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

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds. The change in fair value of warrants and derivative liabilities depends on external valuation-related factors. As of September 30, 2022, the Company does not have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

Income tax provision

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. For the interim period ended September 30, 2022, the Company utilized the annual effective tax rate methodology to determine its income tax provision. For the interim period ended September 30, 2021, the Company departed from the annual effective tax rate methodology and computed its income tax provision using a discrete method. The use of the discrete method was made in accordance with authoritative accounting guidance, which allows for the use of a discrete method when there are significant changes to the projected annual effective tax rate as a result of minor adjustments to projected pre-tax earnings.

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock and restricted stock units, employee stock purchase plan (“ESPP”), performance stock units (“PSUs”) and stock options granted to employees, consultants or advisors and non-employee directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants.

We will expense the unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2022	2023	2024	2025	2026	Total
$68,443	$182,610	$95,260	$41,255	$8,798	$396,366

See "Note 9. Stock-Based Compensation" to our condensed unaudited consolidated financial statements for further details.

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$152,252	$115,133	$415,821	$323,492
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	57,529	44,525	149,487	125,709
General and administrative expenses	53,584	50,643	162,598	135,682
Selling and marketing expenses	76,987	60,537	223,044	163,952
Research and development expenses	16,954	13,998	52,223	50,285
Depreciation and amortization	13,367	11,783	39,448	33,135
Acquisition - related expenses	—	480	344	1,516
Restructuring expenses	—	30	—	467
Total operating expenses	$218,421	$181,996	$627,144	$510,746
Loss from operations	(66,169)	(66,863)	(211,323)	(187,254)
Interest expense	2,038	1,342	5,002	5,705
Other expenses	1,142	496	12,111	1,031
Gain on extinguishment of debt	—	—	—	(10,000)
Change in fair value of warrants and derivative liabilities	(805)	—	410	5,000
Total other expenses	$2,375	$1,838	$17,523	$1,736
Loss before income taxes	(68,544)	(68,701)	(228,846)	(188,990)
Income tax provision / (benefit)	896	428	(1,360)	(565)
Net loss	$(69,440)	$(69,129)	$(227,486)	$(188,425)

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenues

	Three months ended September 30,		Change
	2022	2021	Amount	%
Revenues	$152,252	$115,133	$37,119	32.2%

Revenues increased by $37.1 million, or 32.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase in revenues is attributable to incremental revenues of $17.9 million from existing customers and $19.4 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended September 30,		Change
	2022	2021	Amount	%
Cost of revenues (excluding depreciation and amortization)	$57,529	$44,525	$13,004	29.2%

Cost of revenues (excluding depreciation and amortization) increased by $13.0 million, or 29.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily driven by $12.8 million in incremental media costs and higher stock-based compensation of $0.4 million.

General and administrative expenses

	Three months ended September 30,		Change
	2022	2021	Amount	%
General and administrative expenses	$53,584	$50,643	$2,941	5.8%

General and administrative expenses increased by $2.9 million, or 5.8%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily driven by higher computer and telecom related expenses of $2.7 million and professional services fees of $0.1 million.

Selling and marketing expenses

	Three months ended September 30,		Change
	2022	2021	Amount	%
Selling and marketing expenses	$76,987	$60,537	$16,450	27.2%

Selling and marketing expenses increased by $16.5 million, or 27.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily driven by higher employee related costs of $9.2 million, stock based compensation of $3.8 million, and other marketing-related expenses of $3.5 million

Research and development expenses

	Three months ended September 30,		Change
	2022	2021	Amount	%
Research and development expenses	$16,954	$13,998	$2,956	21.1%

Research and development expenses increased by $3.0 million, or 21.1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily driven by higher stock-based compensation of $1.8 million, an increase in consulting expenses of $0.8 million and employee related costs of $0.2 million.

Depreciation and amortization

	Three months ended September 30,		Change
	2022	2021	Amount	%
Depreciation and amortization	$13,367	$11,783	$1,584	13.4%

Depreciation and amortization increased by $1.6 million, or 13.4%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was driven by an increase in amortization of intangible assets of $1.3 million. Further, there was an increase in depreciation expense of $0.3 million primarily due to incremental website and software development-related capitalization over the recent periods.

Acquisition related expenses

	Three months ended September 30,		Change
	2022	2021	Amount	%
Acquisition related expenses	$—	$480	$(480)	(100.0)%

Acquisition related expenses decreased by $0.5 million, or 100%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by lower professional fees.

Interest expense

	Three months ended September 30,		Change
	2022	2021	Amount	%
Interest expense	$2,038	$1,342	$696	51.9%

Interest expense increased by $0.7 million, or 51.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to increases in interest rates.

Other expenses

	Three months ended September 30,		Change
	2022	2021	Amount	%
Other expenses	$1,142	$496	$646	130.2%

Other expenses increased by $0.6 million, 130.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by an incremental change of $1.3 million in the fair value of acquisition related liabilities, related to the Company's prior acquisitions, partially offset by foreign exchange gain of $0.6 million due to appreciation of USD against other currencies.

Change in fair value of warrants and derivative liabilities

	Three months ended September 30,		Change
	2022	2021	Amount	%
Change in fair value of warrants and derivative liabilities	$(805)	$—	$(805)	NA

We recorded a change in fair value of warrants and derivative liabilities of $0.8 million during the three months ended September 30, 2022 primarily due to a decrease in fair value of derivative liability as of September 30, 2022 as compared to the fair value of the derivative liability as of June 30, 2022. We settled our derivative liability as of September 30, 2022.

Income tax provision

	Three months ended September 30,		Change
	2022	2021	Amount	%
Income tax provision	$896	$428	$468	109.3%

For the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $0.9 million and $0.4 million, respectively, yielding an effective tax rate of negative 1.31% and 0.62%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenues

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Revenues	$415,821	$323,492	$92,329	28.5%

Revenues increased by $92.3 million, or 28.5%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase in revenues is attributable to incremental revenues of $48.2 million from existing customers and $45.9 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Cost of revenues (excluding depreciation and amortization)	$149,487	$125,709	$23,778	18.9%

Cost of revenues (excluding depreciation and amortization) increased by $23.8 million, or 18.9%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily driven by $20.8 million in incremental media costs and higher stock-based compensation of $3.0 million.

General and administrative expenses

	Nine months ended September 30,		Change
	2022	2021	Amount	%
General and administrative expenses	$162,598	$135,682	$26,916	19.8%

General and administrative expenses increased by $26.9 million, or 19.8%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily driven by higher stock-based compensation of $18.0 million, computer and telecom-related expenses of $4.6 million and professional services fees of $4.1 million.

Selling and marketing expenses

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Selling and marketing expenses	$223,044	$163,952	$59,092	36.0%

Selling and marketing expenses increased by $59.1 million, or 36.0%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily driven by higher stock-based compensation of $23.1 million, employee-related costs of $28.6 million and other marketing-related expenses of $7.5 million.

Research and development expenses

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Research and development expenses	$52,223	$50,285	$1,938	3.9%

Research and development expenses increased by $1.9 million, or 3.9%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by higher consulting expenses of $2.3 million and employee related costs of $1.0 million. This increase was partially offset by lower stock-based compensation of $1.5 million.

Depreciation and amortization

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Depreciation and amortization	$39,448	$33,135	$6,313	19.1%

Depreciation and amortization increased by $6.3 million, or 19.1%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was driven by an increase in amortization of intangible assets of $4.5 million and an increase in depreciation expense of $1.8 million primarily due to incremental website and software development-related capitalization over the recent periods.

Acquisition related expenses

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Acquisition related expenses	$344	$1,516	$(1,172)	(77.3)%

Acquisition related expenses decreased by $1.2 million, or 77.3%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease was primarily driven by lower professional fees incurred during the nine months ended September 30, 2022.

Restructuring expenses

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Restructuring expenses	$—	$467	$(467)	(100.0)%

Restructuring expenses decreased by $0.5 million, or 100%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to the reorganization expenses incurred by the Company during the nine months ended September 30, 2021.

Interest expense

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Interest expense	$5,002	$5,705	$(703)	(12.3)%

Interest expense decreased by $0.7 million, or 12.3%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease was primarily driven by a lower interest rate on the new debt facility entered into during February 2021, partially offset by higher interest rates in 2022.

Other expenses

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Other expenses	$12,111	$1,031	$11,080	1,074.7%

Other expenses increased by $11.1 million, or 1074.7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by an incremental change of $12.3 million in the fair value of acquisition related liabilities, related to the Company's prior acquisitions, partially offset by foreign exchange gain of $0.9 million due to appreciation of USD against other currencies.

Change in fair value of warrants and derivative liabilities

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Change in fair value of warrants and derivative liabilities	$410	$5,000	$(4,590)	(91.8)%

Change in fair value of warrants and derivative liabilities expense decreased by $4.6 million, or 91.8%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, this is primarily due to the extinguishment of warrants and derivative liabilities upon our initial public offering ("IPO") on June 14, 2021. We did not have any derivative liability as of September 30, 2022 and December 31, 2021.

Income tax benefit

	Nine months ended September 30,		Change
	2022	2021	Amount	%
Income tax benefit	$(1,360)	$(565)	$(795)	140.7%

For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax benefit of $1.4 million and $0.6 million, respectively, yielding an effective tax rate of 0.59% and 0.30%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(69,440)	$(69,129)	$(227,486)	$(188,425)
Net loss margin	45.6%	60.0%	54.7%	58.2%
Add back:
Depreciation and amortization	13,367	11,783	39,448	33,135
Restructuring expenses	-	30	-	467
Acquisition related expenses	-	480	344	1,516
Stock-based compensation	75,218	69,343	231,289	188,613
Other expenses	1,142	496	12,111	1,031
Gain on extinguishment of debt	-	-	-	(10,000)
IPO related expenses	-	-	-	2,705
Change in fair value of warrants and derivative liabilities	(805)	-	410	5,000
Dispute settlement expense	-	1,196	-	1,196
Interest expense	2,038	1,342	5,002	5,705
Income tax provision / (benefit)	896	428	(1,360)	(565)
Adjusted EBITDA	$22,416	$15,969	$59,758	$40,378
Adjusted EBITDA margin	14.7%	13.9%	14.4%	12.5%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of September 30, 2022, we had cash and cash equivalents of $114.8 million and net working capital, consisting of current assets less current liabilities, of $92.2 million. As of September 30, 2022, we had an accumulated deficit of $719.3 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2022	2021
Net cash provided by / (used for):
Cash provided by operating activities	$55,389	$23,366
Cash used for investing activities	(39,194)	(22,463)
Cash (used for) / provided by financing activities	(5,117)	64,682
Effect of exchange rate changes on cash and cash equivalents	(129)	(130)
Net increase in cash and cash equivalents	$10,949	$65,455

Cash Flows from Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities of $55.4 million resulted primarily from adjusted non-cash items of $280.1 million, more than offsetting our net loss of $227.5 million. Changes in working capital were primarily driven by an increase in accounts payable of $7.3 million and increase in accrued expenses and other current liabilities of $1.8 million, partially offset by an increase in accounts receivable of $4.6 million, prepaid and other current assets of $0.7 million and a decrease in deferred revenues of $0.8 million.

For the nine months ended September 30, 2021, net cash provided by operating activities of $23.4 million resulted primarily from adjusted non-cash items of $217.6 million, more than offsetting our net loss of $188.4 million. Changes in working capital were primarily driven by a decrease in accounts receivable of $7.4 million, decrease in prepaid and other current assets of $2.4 million and increase in accrued expenses and other current liabilities of $2.8 million, partially offset by a decrease in accounts payable of $18.0 million and deferred revenues of $1.3 million.

Cash Flows from Investing Activities

For the nine months ended September, 2022, we used $39.2 million of cash in investing activities, primarily consisting of capital expenditures of $17.2 million (including a $14.4 million investment in data and partnership agreements), business and asset acquisitions of $9.2 million and website and software development costs of $12.8 million.

For the nine months ended September 30, 2021, we used $22.5 million of cash in investing activities, primarily consisting of website and software development costs of $13.4 million, capital expenditure of $6.9 million and business and asset acquisitions, net of cash acquired, of $2.2 million.

Cash Flows used for / provided by Financing Activities

For the nine months ended September 30, 2022, we used $5.1 million of cash in financing activities, primarily due to the repurchase of $4.3 million of common stock under our repurchase and RSA withholdings program and payment of acquisition related liabilities of $2.3 million, partially offset by $1.3 million paid by certain employees under the Company's employee stock purchase plan.

For the nine months ended September 30, 2021, net cash provided by financing activities of $64.7 million was primarily due to IPO proceeds (net of issuance cost) of $126.5 million, new credit facility of $183.3 million (net of financing cost), partially offset by repayments against credit lines of $180.7 million. Further, in connection with our IPO, we repurchased and canceled certain stock from our employees, including restricted stock and restricted stock units with a total repurchase amount of $64.5 million.

Debt

As of September 30, 2022, we have $183.9 million (net of $1.1 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

On February 3, 2021, we entered into a $222.5 million Senior Secured Credit Facility which was used to fully repay and terminate our previous credit agreement. Borrowings under the debt are $185 million and bear interest payable quarterly ranging from LIBOR plus 2.125% to LIBOR plus 2.625% based on our consolidated net leverage ratio stated in the credit agreement. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026.

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

During the nine months ended September 30, 2022, we borrowed $5.6 million against the revolver facility and repaid the same amount against the term loan under the credit facility.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. As of September 30, 2022, we had not fixed the interest rate on $185 million of our debt through derivative financial instruments, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of September 30, 2022, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expenses by $1.9 million. There were no material changes in market risk exposures as of September 30, 2022.

Foreign Currency Risk

We have foreign currency risks related to a certain number of our foreign subsidiaries in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.

Inflation Risk

In recent months, inflation has continued to increase significantly in the United States and overseas resulting in rising wages and other costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Item 1A. Risk Factors

Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q related to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation”), there have been no material changes to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in the Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 and in Part II, Item IA “Risk Factors” in the Q2 2022 Form 10-Q filed with the SEC on August 4, 2022.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Interest rate fluctuations may affect our results of operations and financial condition.

Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2020 and 2021, when the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic, including reducing interest rates to new historic lows. Thus far in 2022, the United States Federal Reserve has raised interest rates by more than 100 basis points and has signaled that further increases are expected in the near future. Any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company and Affiliated Purchasers

Common stock repurchases during the quarter ended September 30, 2022 were as follows.:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2022 – July 31, 2022	—	—	—	—
August 1, 2022 – August 31, 2022	214,897	$7.52	214,897	$48.4
September 1, 2022 – September 30, 2022	355,056	$7.59	355,056	$45.7
Total	569,953		569,953

(1) On August 3, 2022, the Company’s Board of Directors authorized a stock repurchase and withholding program of up to $50 million in the aggregate for (i) repurchases of the Company’s outstanding Class A common stock through December 31, 2024 and (ii) the withholding of shares as an alternative to market sales by certain executives to satisfy tax withholding requirements upon vesting of restricted stock awards.

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

Zeta Global Holdings Corp.

Date: November 2, 2022	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer and Chairperson (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)