Form 10-K
period 2022-12-31
Zeta Global Holdings Corp.
filed 2023-02-24
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s Class A common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $510.9 million (based upon the closing sale price of the Class A common stock on June 30, 2022 on The New York Stock Exchange). The market value of the registrant’s Class B common stock is not included in the above value as there is no active market for such stock.

The number of shares of registrant’s Class A common stock outstanding as of January 31, 2023 was 175,320,562. The number of shares of registrant’s Class B common stock outstanding as of January 31, 2023 was 32,099,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

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

• Our success and revenue growth depends on our ability to add and retain scaled customers, which we define as customers from which we have generated trailing-12-month revenues of at least $100,000, and grow our super-scaled customer base, which is a subset of scaled customers and defined as customers from which we have generated trailing-12-month revenues of at least $1,000,000;

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

• Our infrastructure depends on third-party data centers, systems and technologies to operate our business, the disruption of which could adversely affect our business, results of operations and financial condition; and

• The impact of the COVID-19 pandemic, or affect of any future epidemics, pandemics or public health crises on the global economy, our customers, employees and business;

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

ii

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

We designed the ZMP using a flexible, service-oriented architecture in order to facilitate rapid development of new solutions, to meet evolving industry demands and to support new use cases and marketing requirements. The ZMP is hosted in the Zeta Hybrid Cloud, which is a unique pairing of a public cloud (AWS/Google/Azure) deployment and self-hosted private cloud (VMware/Docker/Kubernetes) resources designed to facilitate workload management in a cost-effective, performant and efficient manner.

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

Our data set contains more than 235 million opted-in individuals in the U.S. and more than 535 million opted-in individuals globally with an average of more than 2,500 demographic and behavioral attributes per individual. On average, we ingest more than 1 trillion content consumption signals per month on a global basis and synthesize this information into hundreds of intent-based audiences, which can then be used to create marketing programs. All this data is managed through a proprietary database structure that has patented flexibility, speed and scalability.

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

Opportunity Explorer

As our keystone product suite, the Opportunity Explorer detects and surfaces new marketing opportunities for our customers to achieve their business goals. Based on our proprietary data and uniquely modeled intender scores, the Opportunity Explorer can present immediate and actionable opportunities within the ZMP that our customers can then use to generate growth. A closed-loop cycle from insight to activation ensures that our AI engine can quickly learn from the available data, identify the best data signals and create accurate and up-to-date Zeta Identity Graphs™. The Opportunity Explorer is woven into the fabric of the ZMP and is accessible through five product modules: MarketPulse, CustomerPulse, DMAPulse, AudiencePulse and CompetitorPulse.

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

Further penetrate our existing customer base. We have customers spanning a wide spectrum of industry verticals and we believe we can achieve significant organic growth by cross-selling our existing solutions, making full use of our data capabilities and insights and by capturing increased share of our scaled customers’ marketing spend by introducing new features and functionalities within the ZMP.

Acquire new scaled customers. We intend to aggressively pursue new scaled customers by investing in our sales and customer service teams while driving increased efficiencies in our go-to-market approach. We also intend to focus on converting our scaled customers into new super-scaled customers. The Opportunity Explorer also serves as a sales accelerator to help acquire and grow new customers. We also have extensive relationships with many marketing agencies and enterprises and believe we can extend our platform to provide B2B marketing capabilities.

Continue to innovate and develop new products. With over 500 data scientists and engineers, we believe we are well positioned to quickly develop new products and take full advantage of the shift to digital marketing. Since we view data as one of our key competitive advantages, we will also continue to invest resources to expand our data offerings, both from third-party providers, as well as our proprietary data sources.

Expand into international markets. As we expand relationships with our existing customers in the U.S., we are also investing in select regions in Europe.

Continue to strengthen our partnership ecosystem and expand sales capacity. With a focus on growing our sales capacity, we are building a sophisticated sales operation to focus on opportunity creation and progression. We believe these new capabilities will allow us to further strengthen our relationships with our existing customers and gain global market share.

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

Recognized Leader in Marketing Automation

We believe our customers choose our platform over others because of its powerful, integrated and easy to use applications, rapid integration with various channels and technologies, and seamless onboarding of our customers’ and third-party data. We have been recognized by various third-party research reports as a leader in the marketing automation sector such as in 2022, when we were recognized as a “Leader” in The Forrester Wave™: Email Marketing Service Providers, Q1 2022 and received the highest possible scores across eight criteria including innovation roadmap, market approach, content management, dynamic content, and measuring engagement.

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

Our Customers

We work with some of the largest and most well-known enterprises across a wide spectrum of industry verticals including financial services, consumer & retail, telecommunications, business services and insurance, which contributed 13%, 12%, 12%, 11% and 8% of our revenues for the year ended December 31, 2022 and 12%, 13%, 12%, 7% and 12% of our revenues for the year ended December 31, 2021, respectively. 98% of our revenue for the year ended December 31, 2022 was derived from scaled customers, which we define as customers from which we have generated trailing-12-month revenue of at least $100,000. As a subset of scaled customers, we define super-scaled customers as customers from which we have generated trailing-12-month revenue of atleast $1,000,000. We had 1,155 and 1,035 total customers, and 403 and 355 scaled customers, including 103 and 97 super-scaled customers, as of December 31, 2022 and 2021, respectively.

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

Data Privacy & Security Laws

Contemporary consumers use multiple platforms to learn about and purchase products, and have come to expect a seamless experience across all channels. This challenges marketing organizations to balance the demands of the consumer for a seamless experience with privacy-compliant methods of managing data and using such data to create these experiences. The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of data. In the U.S., both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on the collection and use of consumer data, including as it relates to internet-based marketing. California has enacted broad-based privacy legislation, the California Consumer Privacy Act (“CCPA”), as supplemented by the subsequent California Privacy Rights Act (“CPRA”), which came into force in 2023. State legislatures outside of California have proposed dozens of data privacy bills similar to, but distinct from, the CCPA/CPRA, and new laws have been adopted in Colorado and Virginia which also came into force in 2023. We anticipate that, as with the CCPA/CPRA, new laws in the U.S. at either the state or federal level will generally allow personal information collection by businesses as the default, so long as data use practices are made transparent to consumers and consumer rights are honored when requested (opt-out model), with the exception of select classes of “sensitive data.” To date, despite significant legislative activity around privacy in the states and at the federal level, there have been no significant or credible efforts at legislation that would require prior consent before data is used (opt-in model), apart from sensitive data. Zeta believes that a continued emphasis on an opt-out regime in the U.S. will mean a continued ability to collect and use non-sensitive personal data at scale for marketing purposes.

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

Human Capital

We believe that our employees love working at Zeta because they believe that they are working towards a larger mission. We pride ourselves in hiring the best global talent with employees across the U.S. (including New York and Silicon Valley), the EU, the UK and India. As of December 31, 2022, we had 1,604 employees, including 848 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.

Diversity, Equity and Inclusion

Zeta is devoted to and invested in living our commitment to diversity, equity and inclusion, which we know drives more collaboration, innovation, and better outcomes for teams and individuals. Representation at Zeta, and ensuring an inclusive workplace where all feel like they belong and can bring their true selves at work, is at the core of Zeta’s DEI strategy. We strive to empower all talent to excel as unique individuals, while also providing a forum to connect for everyone to learn from one another and celebrate our differences.

Zeta is focused on ensuring equitable processes, standards, and policies. We also create awareness around different backgrounds, cultures and communities through global panel discussions, volunteering and mentoring opportunities, as well as providing comprehensive trainings to all employees.

We currently have five Employee Resource Groups (ERGs) with strong engagement and participation: Bridge Builders (Black Community), WING (Women’s Community), PRIDE (LGBTQIA+ community), LiT (Latinx Community) and MOSIAC (AAPI Community). Each ERG also welcomes allies as we believe that creating meaningful change can only be achieved by working collectively as a united team.

Compensation, Benefits, and Employee Wellness

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

Intellectual Property

We have a patent portfolio of more than 120 U.S. and international patents and applications which include 18 granted patents and 32 pending patent applications covering artificial intelligence, automation for predictive personalization and consumer identity resolution. Our key patents also include secure data encryption technology enabling us to leverage our CDP+ to enhance our customers’ proprietary data while maintaining separation between the data sets. We also currently own trademark registrations and applications for the ZETA and DISQUS names and variants thereof and other product-related marks in the United States and certain foreign countries. We have also registered numerous internet domain names related to our business. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies. In addition, we enter into confidentiality agreements and invention or work product assignment agreements with employees and contractors involved in the development of our proprietary intellectual property. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.

Item 1A. Risk Factors.

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties described below, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. The risks and uncertainties described in this Annual Report on Form 10-K may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. These risks and uncertainties include, but are not limited to, the following:

• We may experience fluctuations in our operating results, which could make our future operating results difficult to predict.

• If we fail to innovate and make the right investment decisions in our product offerings and platform, we may not attract and retain customers and our revenue and results of operations may decline.

• Our success and revenue growth depends on our ability to add and retain scaled customers and convert our scaled customers into super-scaled customers.

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

• Catastrophic events such as pandemics, earthquakes, flooding, droughts, fire and power outages, and business and operational interruption by man-made problems such as terrorism.

Risks Related to Our Business and Our Industry

Our success and revenue growth depends on our ability to add and retain scaled customers.

Our success is dependent on regularly adding new customers, in particular new scaled customers, and increasing our existing customers’ usage of our platform in order to convert our scaled customers into super-scaled customers. We also continually work on converting our non-scaled customers into scaled customers. Many of our contracts and relationships with customers do not include automatic renewal or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers, in particular our scaled customers, typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall marketing spend for any reason, including if they do not believe they are generating a sufficient return on their marketing spend. Accordingly, we must continually work to win new scaled customers and retain existing scaled customers, increase their usage of our platform and capture a larger share of their marketing spend, which may lead to an increase in our super-scaled customers. We may not be successful at educating and training our new and existing customers on how to use our platform, in particular our advanced reporting tools, in order for them to benefit from it and generate revenues.

In 2022, our top ten customers accounted for approximately one-third of our total revenue and no customer accounted for more than 10% of our total revenue. Occasionally, we enter into separate contracts and billing relationships with individual marketing agencies that are owned by the same holding company and account for them as separate customers. However, if a holding company of multiple marketing agencies chooses to exert control over the individual agencies in the future and terminate their relationship with us, it could result in a disproportionate loss of revenue.

A substantial portion of our revenue is derived from usage-based pricing, which is less stable than subscription-based pricing. If our customers, in particular our scaled customers, decide not to continue to use our platform or decrease their usage of our platform for any reason, or if we fail to attract new customers and turn them into scaled customers or super-scaled customers, our revenue could decline, which would materially and adversely harm our business, operating results and financial condition. We cannot assure that our scaled customers will continue to use and increase their spend on our platform or that we will be able to attract a sufficient number of new scaled customers to continue to grow our revenue. If scaled customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace scaled customers who decrease or cease their usage of our platform with new scaled customers that will use our platform to the same extent.

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

Any one of the factors referred to above or the cumulative effect of any combination of factors referred to above may result in our operating results being below our expectations and the expectations of securities analysts and investors, or may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators ("KPIs"). This variability and unpredictability could result in our failure to meet our business plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on our results of operations in the short term.

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

Our success depends upon the continued service of members of our senior management team and other key employees. Our Co-Founder and Chief Executive Officer, David Steinberg, is critical to our overall management, as well as the continued development of our platform, relationships with our customers and vendors and our overall strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. In addition, some of our key employees may receive significant proceeds from sales of our Class A common stock, which may reduce their motivation to continue to work for us. As a result, we may be unable to retain them, which could make it difficult to operate our business, cause us to lose expertise or know-how and increase our recruitment and training costs.

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

We believe our corporate culture has been critical to our success and we plan to invest substantial time and resources to continue building it. In particular, Diversity, Equity and Inclusion (“DEI”) is a strategic imperative at Zeta. Our DEI team is focused on driving inclusiveness, innovation and stronger business results by attracting a more diverse talent pool and creating a more inclusive work environment for all our employees around the world. Although we have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees, our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could affect the confidence of our stockholders, regulators and other parties and could have a material adverse effect on our business, financial condition and operating results.

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

We may become involved in disputes with our customers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. In the past, certain customers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in delay or cancelation of their pending payments to us. These challenges were exacerbated by the COVID-19 pandemic and resulting economic impact, and a number of our customers experienced financial difficulties and liquidity constraints and may continue to do so in the future. In certain cases, customers have been unable to timely make payments, and we have suffered losses. Certain of our contracts with marketing agencies state that if their customer does not pay the agency, the agency is not liable to us, and we must seek payment solely from their customer, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with the customer.

Further, some of our customers are dependent on a worldwide supply chain for materials or products. Government orders or restrictions, rising transportation costs, inflation and interest rates, can impact the availability or cost of materials and supplies, disrupting customer supply chains and resulting in strained financial conditions. As a result of the COVID-19 pandemic or other future pandemics, epidemics or health crises and any resulting economic downturns, our customers may experience disruptions to their supply chains and price fluctuations, which could have an adverse effect on their business and financial condition. If this continues, it may negatively affect our customers’ ability to pay their invoices on a timely basis or at all.

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

To fund future acquisitions, we may pay cash, which would diminish our cash reserves, or issue additional shares of our Class A common stock, which could dilute current stockholders’ holdings in our company. Borrowing to fund an acquisition would result in increased fixed obligations and could also subject us to covenants or other restrictions that could limit our ability to effectively run our business.

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

• the effects of the COVID-19 pandemic or any other pandemics, epidemics or other health crises on general health and economic conditions; and

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

Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, droughts, fire and power outages, and to business and operational interruption by man-made problems such as terrorism.

Our business is vulnerable to damage or interruption from pandemics, earthquakes, extreme weather events, flooding, droughts, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster could have a material adverse effect on our business, results of operations and financial condition, and our insurance coverage may be insufficient to compensate us for losses that we may incur. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could have an adverse effect on our business, results of operations and financial condition. In particular, the COVID-19 pandemic, including the reactions of governments, markets and the general public, has resulted in a number of adverse consequences for our business, results of operations and financial condition, many of which are beyond our control. Future actions taken by governmental bodies, regulatory authorities and other third parties as a result of the COVID-19 pandemic or any other pandemics, epidemics or other health crises are highly uncertain in both scope and impact, and the negative effects of such actions may exacerbate the other risks mentioned in this section.

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

• compliance with foreign data privacy laws, such as the EU ePrivacy Directive, GDPR, UK data protection laws, and Brazil’s General Data Protection Law (“LGPD”)which could materially diminish our ability to collect data and/or the effectiveness of our platform;

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

The ongoing COVID pandemic has in the past and may continue to materially and adversely impact and disrupt our business, financial performance, results of operations and cash flows. Further, the impact of any future epidemics, pandemics or other public health crises could have a significant negative impact on our and our customers’, suppliers’ or other partners’ business, results of operations and financial condition.

The COVID-19 pandemic has negatively impacted our business and financial performance, and we are uncertain how it will continue to impact us. Any resurgences or variants of the virus or other epidemics, pandemics or health crises could have a material negative impact on economic and market conditions around the world, which could have a significant negative impact on our and our customers, suppliers’ or other partners’ business, results of operations and financial condition. The extent to which the COVID-19 pandemic has impacted, and may continue to impact, or the extent to which other epidemics, pandemics or health crises may impact, our customers, suppliers, other business partners and our operational and financial performance remains uncertain and will depend on many factors outside our control, including: rising inflation and supply chain issues; the timing, extent, trajectory and duration of the pandemic, epidemic or other health crises; the emergence of new variants; the development, availability, distribution and effectiveness of vaccines and treatments; public safety measures; and the impact of any pandemic, epidemics or other health crises on the global economy. To the extent the COVID-19 pandemic has adversely affected, and may continue to affect, our business, results of operations, financial condition and stock price, it may also heighten many of the other risks described in this Part I, Item 1A of this Annual Report on Form 10-K.

Risks Related to Our Indebtedness, Liquidity and Financial Position

Interest rate fluctuations may affect our results of operations and financial condition.

Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2020 and 2021, when the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic, including reducing interest rates to new historic lows. In 2022, the United States Federal Reserve raised interest rates and signaled that further increases are expected in the near future. Any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

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

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, positions regarding the collection of sales and use taxes, and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes.

In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earnings income in jurisdictions that have higher tax rates. For example, for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and instead requires taxpayers to amortize such expenditures over five tax years. More recently, on August 16, 2022, the U.S. enacted the Inflation Reduction Act introducing, among other changes, a 15% corporate minimum tax on certain U.S. corporations and a 1% excise tax on certain stock redemptions by U.S. corporations. We are currently unable to predict the ultimate impact of the Inflation Reduction Act on our business, results of operations and financial condition. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could adversely affect our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses (“NOLs”) during our history. Under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. We may have experienced ownership changes in the past and could experience one or more ownership changes in the future as a result of future changes in our stock ownership, some of which changes may be outside our control. Similar provisions of state tax law may also apply to our state NOLs. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

We have one of the largest compilations of personal data relating to U.S. and international consumers in the world. The ability of our platform to deliver high quality solutions to our customers is based on our technology’s capability to derive relevant, actionable insights from the data that we ingest into our systems and our ability to execute marketing programs across digital channels such as email, social media, website and other touchpoints to engage consumers. The principal way that we collect individual opted-in data is directly from the consumers when they register or interact with our platform (such as the DISQUS commenting system), or with partners’ services. We also use various tracking technologies, both proprietary and those provided through third-party suppliers in order to connect to individuals across marketing channels for the purpose of targeting consumers and delivering campaigns. The future of these and other digital data collection practices is evolving, with some prominent companies in the industry recently announcing that they will implement their own individual data collection tools and phase out others. This approach may or may not be compatible with our current operations in those channels and platforms. It is yet to be determined if there will be an industry-wide framework for targeting consumers in a digital environment. Furthermore, regulatory and legislative actions may influence which data collection tools are permitted in various jurisdictions and may further restrict our data collection efforts. Without this incremental data, we may not have sufficient insight into the consumer’s activity to provide some of our current tools, which may impact our capacity to execute our customers’ programs efficiently and effectively.

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

We may be the target of fraudulent or malicious activities undertaken by persons seeking to use our platform for improper purposes. For example, someone may attempt to divert or artificially inflate customer purchases through our platform, or attempt to disrupt or divert the operation of the systems and devices of our publishers and their consumers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or other unauthorized or illicit purposes. Those activities could also introduce malware through our platform in order to commandeer or gain access to confidential information or personal information. We use third-party tools and proprietary technology to identify non-human traffic and malware, and we may reduce or terminate relationships with customers that we find to be engaging in such activities. Perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both us and third parties to improve processes for assessing the quality of publisher inventory and controlling fraudulent activity. In the meantime, new or changing data privacy laws (in particular outside the EU and the U.S.) could potentially interfere with the data collection required in order to detect fraud. If we fail to detect or prevent fraudulent or malicious activity of this sort, our reputation could be damaged, customers may contest payment, demand refunds or fail to give us future business, or we could face legal claims or investigations from customers or regulators. Even if we are not directly involved in fraud or malicious activity, any sustained failures of others in our industry to adequately detect and prevent fraud could generate the perception that digital marketing is unsafe and lead our customers to avoid digital marketing products like ours.

A significant inadvertent disclosure or breach of confidential and/or personal information we process, or a security breach of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation, financial performance and results of operations.

The nature of our business means that we process large databases of personal information, including maintaining and storing large databases of such information, not only on our own behalf, but also on our customers’ and others’ behalf. As a result, we face heightened risk of suffering cyber-related harm such as a data breach or data being misappropriated by a malicious insider or unauthorized third party. Such parties could attempt to gain entry to our systems (including by gaining employment at Zeta) for the purpose of stealing data, including confidential information or personal information, or breaching our security systems. In particular, we, like other organizations, especially in the digital marketing industry and marketing technology industry, are routinely subject to attempts by such malicious actors (e.g., cybersecurity threats, attempted data privacy breaches, or other incidents), which if successful, may result in either threatened or actual exposure leading to unauthorized access, disclosure and misuse of confidential information, personal information or other information regarding customers, suppliers, partners, vendors, employees, or our company and business..

Even where we have invested in industry standard security, a breach may be due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees to disclose sensitive information or credentials that permit access to sensitive information through a process known as social engineering. This includes disclosing data such as usernames, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential information. Third parties and malicious actors also may attempt to extort us through a ransomware or other similar form of attack by encrypting information systems, rendering our information systems inoperable, or stealing intellectual property, confidential information, personal information, or other sensitive data, and demanding payment in return. Techniques used to obtain unauthorized access to, or sabotage IT systems, change frequently, grow more complex over time, and often are not recognized until launched against a target. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure the data, including confidential information and personal information we maintain, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of such data, other security events that impact the integrity or availability of such data, or our systems and operations and any data contained in such systems and operations. We may incur significant costs in protecting against or remediating such events, including cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenue. We carry insurance comparable to our industry. However, we cannot guarantee that our insurance coverage will be sufficient to cover all losses.

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

In the U.S., numerous state laws impose standards relating to the privacy, security, transmission and breach reporting of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our customers and our strategic partners. For example, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches suffered as a result of the business’s violation of the duty to implement and maintain reasonable security procedures and practices, and this may increase data breach litigation. Further, the CPRA passed in California and significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, requiring additional compliance investment. Similar laws have passed in Virginia, Colorado, Connecticut, and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. Like the CPRA changes to the CCPA, Virginia’s privacy law, the VCDPA, went into effect on January 1, 2023, and Colorado (CPA) and Connecticut’s (CTDPA) laws go into effect on July 1, 2023. Finally, Utah’s (UCPA) law goes into effect on December 31, 2023. Many of these new laws include a requirement to offer consumers the ability to opt out of the sale or sharing of their personal data, and to offer consumers the ability to opt out of targeted advertising. Additionally, state regulators in these states may exercise greater scrutiny regarding the collection and processing of personal information for purposes of online advertising, marketing, and analytics. These new laws and their requirements could have a material adverse effect on our financial performance, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC also has initiated a rulemaking regarding “Commercial Surveillance and Data Security,” and even though that rule is not expected to come into effect soon, it has resulted in increased regulatory attention and scrutiny regarding the collection and processing of personal information and online advertising, marketing and analytics services.

Our communications with consumers are also subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act of 1991 (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted using email, telephone, fax or text message. Additional laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom’s General Data Protection Regulation and the Data Protection Act 2018 (the “UK GDPR”) (the EU GDPR and UK GDPR, together referred to as the “GDPR”), which impose strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance. Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of these regimes independently, in respect of the same breach. Penalties for certain breaches are up to €20 million / £17.5 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. For example, in July 2021, we received a notice from Norwegian authorities of an intent to impose a fine for our alleged failure to adhere to the GDPR in their country. While we are disputing the allegation, if the Norwegian authorities determine we violated the GDPR, we may be subject to litigation and penalties, which we may not be able to reasonably estimate, and our business and reputation may be harmed. In addition to this action, EU data protection authorities are exercising increased scrutiny regarding the use of personal data for online advertising practices and the legal basis for such processing activities. Adverse rulings on these issues, even if not directly against us, may have a direct impact on our ability to continue to collect and process personal data for the services that we provide and could adversely impact our business, financial condition and results of operations or subject us and our customers and business partners to fines or other penalties.

Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S.; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/European Economic Area (“EEA”)to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). European court and regulatory decisions subsequent to the CJEU decision have taken a restrictive approach to international data transfers. Further the European Commission published revised standard contractual clauses for data transfers from the EEA (mandatory for new transfers since September 27, 2021, and for existing transfers since December 27, 2022) and the UK Information Commissioner’s Office published its own new data transfer standard contracts for data transfers from the UK (mandatory for new transfers since September 21, 2022 and for existing transfers by March 21, 2024). We have had to and may continue to have to implement revised transfer documentation for existing intragroup, customer and vendor arrangements within the relevant time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, in February 2022, the Belgian data protection authority found that the Interactive Advertising Bureau’s (IAB) “Transparency and Consent Framework” (“TCF”), the primary consent management platform used in Europe for online advertising compliance, violates the GDPR. While this decision is being appealed, a subsequent loss of the TCF could result in increased legal risk, or a need to discontinue online advertising in Europe, which could impact our revenues.

For transfers from the EEA to the UK the European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease / change our use of such technologies, as well as civil claims including class actions, and reputational damage. Such regulations may have a negative effect on businesses, including ours, that collect and use online usage information, resulting in impairments to our business activities. Changes proposed by providers of major browsers to eliminate or restrict the usage of third-party cookies to track user behaviors, and to allow users to limit the collection of certain data generally or from specified websites, could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers. The effectiveness of our platform relies in part on our ability to collect and use online data, so these changes could adversely affect our business, given our use of cookies and similar technologies.

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

Policing unauthorized use of our technology is difficult and costly. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the U.S., and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create, protect and enforce their intellectual property.

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual protections including those in agreements with business partners and customers, and trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary technology and intellectual property rights. Establishing, maintaining and enforcing intellectual property rights can be difficult, time consuming, and expensive and despite our efforts to establish and maintain our intellectual property, the applicable laws may provide only a limited scope of protection. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights. Our trade secrets, know-how and other proprietary information may be stolen, used in an unauthorized manner, or compromised through an intrusion by private parties or foreign actors into our computer systems. In addition, theft or misuse of our proprietary information could still occur by employees or contractors who have access to our technology despite the agreements we have in place with such employees and contractors that restrict the use and disclosure of our information and technology and although we enter into non-disclosure agreements with our customers, consultants, suppliers and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and suppliers, no assurance can be given that these agreements will not be breached.

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

We do not provide or control either the content of the advertisements we serve or that of the websites providing the inventory. Our customers provide the content and third-party suppliers provide the inventory. Both marketers and third-party suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money without guaranteed brand security. Additionally, our customers may seek to display marketing campaigns in jurisdictions that do not permit such campaigns. Our customers and third-party suppliers will often include provisions in their contracts that restrict the type of content that can be run in marketing campaigns. Inadvertently, we may serve such restricted ad content, or the advertisements we serve may contain malware, which could harm our or our customers’ brand and reputation, harm our relationships with our inventory suppliers and negatively impact our business, financial condition and operating results. Accordingly, a part of our business strategy is our ability to convince our customers that their brand and image are safe within our ecosystem. While we have established rules and guidance on how our platform is to be used, including prohibiting the display of content that is illegal, and we also utilize third party software that looks for malware in all of our marketing campaigns, we cannot guarantee that we will be able to capture all violating media before it is posted. It is therefore possible that our customers may run a campaign that does not conform to our standards. If this were to happen, we may be liable to the customer for damages and incur costs associated with remediating the issue. Further, if this were to happen it could harm our and/or our customers’ brand and reputation, and negatively impact our business, financial condition and operating results.

Additionally, marketing may result in litigation relating to copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require our customers to represent to us that they have the rights necessary to serve advertisements through our platform, we do not independently review or verify whether we are permitted to deliver, such advertisements. If any of our customers’ representations turn out to be inaccurate, we may be exposed to potential liability and our reputation may be damaged. While our customers are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect the amounts owed to us. In addition to settlement costs, we may be responsible for our own litigation costs, which can be extensive.

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

Furthermore, some open source licenses require that proprietary source code combined with, linked to or distributed with such open source software be released to the public, and may also prohibit charging fees for the use of the software. If we combine, link or distribute our proprietary software with open source software in a specific manner, we could, under some open source licenses, be required to release the source code of our proprietary software to the public. This could also preclude us from charging license fees. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.

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

As we process transactions through our platform, we collect large amounts of data about consumers and advertisements that we place. We collect data on ad specifications (such as placement, size and format), pricing and auction activity (such as price floors, bid response behavior and clearing prices). Further, we collect data on consumers that does not directly identify the individual (although considered personal information under the CCPA and other US laws, GDPR, and other laws), including browser, device location and characteristics, online browsing behavior, exposure to and interaction with advertisements, and inferential data about purchase intentions and preferences. Data providers also send us proprietary data, including data about consumers. We aggregate this data and analyze it in order to enhance our product, including the pricing, placement and scheduling of advertisements. Evolving regulatory standards could place restrictions on the collection, management, aggregation and use of the types of data we collect, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose data. In addition, regulations such as the GDPR permit data protection authorities to impose penalties for violations. Any new and unforeseen regulatory limitations on our operations could impair our ability to deliver effective solutions to our customers, which could adversely affect our business, results of operations and financial condition.

The technology industry is subject to increasing scrutiny that could result in U.S. government actions that could negatively affect our business.

We may face claims relating to the information or content that is made available through our platform. Though we contractually require our customers to represent that they will follow our policies with respect to all information or content they upload to our systems, we may be exposed to potential liability if our customers do not abide by such policies. In particular, the nature of our business may expose us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property right infringement, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others. The technology industry is subject to intense media, political and regulatory scrutiny, including on issues related to antitrust and artificial intelligence, which exposes us to government investigations, legal actions and penalties. For instance, various regulatory agencies, including competition and consumer protection authorities, have active proceedings and investigations concerning multiple technology companies on antitrust and other issues. If we become subject to such investigations, we could be liable for substantial fines and penalties, be required to change our products or alter our business operations, receive negative publicity, or be subject to civil litigation, all of which could harm our business. Lawmakers also have proposed new laws and regulations, and modifications to existing laws and regulations, that affect the activities of technology companies such as the recent efforts to eliminate or modify Section 230 of the Communications Decency Act. If such laws and regulations are enacted or modified, they could negatively impact us, even if they are not specifically intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations and other scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions of our own or to acquire other businesses.

Compliance with new or modified laws and regulations could increase the cost of conducting our business, limit the opportunities to increase our revenues, or prevent us from offering certain products and services. While we have adopted policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate such laws and regulations. If we are found to have violated laws and regulations, it could materially adversely affect our reputation, financial condition and operating results. We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our customers, business partners, or suppliers in the technology industry that would have the effect of limiting our ability to do business with those entities. There can be no assurance that our business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future.

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

Risks Related to Public Reporting Matters and An Investment in Our Class A Common Stock

The nature of our business requires the application of accounting guidance that requires management to make estimates and assumptions. Reported results under GAAP may vary from key metrics used to measure our business. Additionally, changes in accounting guidance may cause us to experience greater volatility in our quarterly and annual results.

We prepare our consolidated financial statements to conform to United States Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the SEC, Financial Accounting Standards Board (“FASB”), and various bodies formed to interpret and create accounting rules and regulations. Accounting standards, such as ASC 606—Revenue from Contracts with Customers or ASC 842—Leases, or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.

We cannot predict the impact of future changes to accounting principles or our related accounting policies on our financial statements going forward. In addition, were we to change our accounting estimates, including those related to the timing of revenue recognition and those used to allocate revenue between various performance obligations, our reported revenue and results of operations could be significantly impacted. If we are unsuccessful in adapting to the requirements of any new standard, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline.

In addition, GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Such estimates and assumptions are, by their nature, subject to substantial risks and uncertainties and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The rapid growth of our operations in recent years and our initial public offering in 2021 have created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.

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

We may experience material weaknesses in our internal controls over financial reporting in the future. Our failure to remediate these material weaknesses and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, the inability to timely report our financial condition or results of operations, investors losing confidence in our reported financial information and our stock price being adversely affected.

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

Sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock. On June 10, 2022, the lock-up agreements that previously restricted certain holders of our capital stock from transferring or selling our shares expired. Additionally, our directors, executive officers, employees and, in certain instances, service providers, hold shares of common stock subject to outstanding options, restricted stock awards and restricted stock units under our equity incentive plans. Those shares and the shares reserved for future issuance under our equity incentive plans are and will become eligible for sale in the public market, subject to certain legal and contractual limitations. Further, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We are unable to predict the effect that such sales related to the foregoing may have on the prevailing market price of our Class A common stock.

In addition, on August 3, 2022, the Company’s board of directors authorized withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, beginning in the third quarter of 2022, we have used and may continue to use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. We anticipate that if we continue to utilize the withholding alternative, we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle executive RSAs, which may have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2022, our current founder and chief executive officer and his affiliates held, in aggregate 65.4% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, expect to qualify for, and may rely on, exemptions from certain corporate governance requirements.

As of December 31, 2022, our Co-Founder and Chief Executive Officer, David Steinberg, beneficially owns a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we continue to be a controlled company within the meaning of the applicable stock exchange corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

These requirements will not apply to us as long as we remain a controlled company. We have not elected to take advantage of the exemption from these requirements, but may elect to do so in the future so long as we remain a “controlled company.” If we choose to rely on these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in New York City, New York. It consists of approximately 23,000 square feet under a lease agreement that expires in March 2029. We have several offices in the U.S. and have operations in the UK, the EU and India, as well as other locations. Our New York office focuses on our go-to-market strategy, customer success, shared services and infrastructure. Our San Francisco and Silicon Valley offices serve as our innovation hubs. The European offices focus on go-to-market and customer success. The India offices concentrate on innovation, infrastructure and shared services.

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

Stockholders

As of January 31, 2023, there were 131 holders of record of our Class A common stock and 7 holders of record of our Class B common stock.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Common stock repurchases during the quarter ended December 31, 2022 were as follows~~.~~:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2022 – October 31, 2022	191,089	$6.72	191,089	$44.4
November 1, 2022 – November 30, 2022	208,643	$8.88	208,643	$42.6
December 1, 2022 – December 31, 2022	239,330	$9.03	239,330	$40.4
Total	639,062		639,062

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

Recent Sales of Unregistered Securities

None.

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

The following graph depicts the total cumulative stockholder return of our Class A common stock from June 10, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2022, relative to the performance of the Nasdaq Composite and the Russell 2000 indices. The graph assumes an initial investment of $100.00 at the close of trading on June 10, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our management’s discussion and analysis of financial condition and results of operations included in this document generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 and 2019 items and year-to-year comparisons between 2021 and 2020, and 2020 and 2019 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

New Scaled Customer Acquisition

We are focused on increasing the number of scaled customers that adopt the ZMP in their enterprises. We define “scaled customers” as customers from which we generated at least $100,000 in revenues in the trailing twelve months. Our long-term growth and operating results will depend on our ability to attract more scaled customers as we address their most pressing marketing automation needs. We will continue to focus on enterprises across multiple geographies. Between January 1, 2022 and December 31, 2022, our sales team increased by approximately 23 sales employees, and we expect to continue to invest in our go-to-market efforts in 2023. We have significantly enhanced our sales techniques in order to build a collaborative environment that encourages cross-selling and implemented a new learning and development program for our sales team. Our sales team productivity increases with tenure and our current management system gives us confidence that we are well positioned for sustainable growth. Our Opportunity Explorer is a module that provides actionable insights to our customers and serves as an entry point into the ZMP. Opportunity Explorer has been a proven way to land scaled customers, with minimal cost of implementation and high value adoption.

Drive Increase to Average Revenue Per User

During the year ended December 31, 2022, we experienced an increase in our scaled customer Average Revenue Per User (“ARPU”), which resulted in our revenue increasing for the year compared to the prior-year period. Our scaled customer ARPU growth resulted primarily from the initial effects of transitioning our sales team model to focus a dedicated team on new business development and a separate team on training and educating new and existing users on our platform capabilities. Our transition to this hunter/farmer sales model has included focusing more of our sales team on growth of existing scaled customers and aligning scaled customers with sellers that have specific industry expertise. In addition, scaled customer ARPU also benefitted from increased levels of business from customers in industries that experienced positive effects from the COVID-19 pandemic, such as insurance, automotive and telecom.

Expand Sales to Existing Customers

We adhere to a “land, expand, extend” sales model. After prospecting and landing new scaled customers, we focus on expanding sales to such scaled customers. This includes increasing their use of one product and/or embedding multiple products within an enterprise with our Opportunity Explorer serving as the connective tissue across multiple products. We have scaled customers both in the U.S. and internationally and we believe we can achieve growth by cross-selling our existing solutions and introducing new features and functionalities within the platform. We expect that our ability to increase adoption of our products within existing scaled customers increases our future opportunities through additional sales. As part of this strategy, we expect to drive expansion in the number of channels per scaled customer. During the year ended December 31, 2022 and 2021, our channels per scaled customer were 2.0 and 1.9, respectively.

We use an annual net revenue retention (“NRR”) rate as a measure of our ability to retain and expand business generated from our existing customers base. We believe that many companies frequently use annual NRR rate as an indicator for determining customer loyalty. We calculate our annual NRR rate by dividing current year revenue earned from customers from which we also earned revenue in the prior year, by the prior year revenues. Our annual NRR rate was 111.5% and 113.3% for the years ended December 31, 2022 and 2021, respectively. We exclude political and advocacy customers, which represented 6.3% and 1.5% of revenue for 2022 and 2021, respectively, from our calculation of annual NRR rate because of the biennial nature of these customers.

Our customer loyalty is also reflected in the table below, which breaks down the tenure of our scaled customers for the year ended December 31, 2022.

Tenure for All Scaled Customers for Year Ended December 31, 2022

Customer Tenure	Number of Scaled Customers	% of Scaled Customers	% of Scaled Customer Revenue
3+ Years	214	53.1%	63.6%
1-3 Years	112	27.8%	27.4%
Under 1 Year	77	19.1%	9.0%
Total	403	100.0%	100.0%

Additionally, of our 103 super-scaled customers who generate at least $1.0 million in revenue in the trailing twelve months, 71 have a tenure of 3+ years.

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

Scaled customers

We measure and track the number of scaled customers on an annual basis because our ability to attract new scaled customers, grow our scaled customer base and retain or expand our business with existing scaled customers is both an important contributor to our revenue growth and an indicator to investors of our measurable success. We define scaled customers as customers from which we generated at least $100,000 in revenues per year. As a subset of scaled customers, we define super-scaled customers as customers from which we generated at least $1.0 million in revenues per year. We calculate the number of scaled and super-scaled customers at the end of each quarter and on an annual basis as the number of customers billed during each applicable period. In 2022, we had 403 scaled customers that represented 98% of total revenue, compared to 355 scaled customers representing 96% of total revenue in 2021.

	Year ended December 31,
	2022	2021
Scaled customers	403	355

Scaled customers increased 14% for the year ended December 31, 2022, as compared to 2021, primarily due to growth in our customer base in the U.S. Of our scaled customers, 103 and 97 are super-scaled customers for the years ended December 31, 2022 and December 31, 2021, respectively.

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

	Year ended December 31,
	2022	2021
Scaled customer ARPU	$1,431	$1,242

Scaled customer ARPU increased 15% for the year ended December 31, 2022, as compared to 2021, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers was $4.5 million (across 103 customers) and $3.6 million (across 97 customers) for the years ended December 31, 2022 and December 31, 2021, respectively due to the significant additions to the number of scaled customers in this category.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue comprised of a mix of direct platform revenue and integrated platform revenue, which leverages application programming interface (“API”) integrations with third parties. For 2022 and 2021, we derived 77% and 76% of our revenues from direct platform revenue, respectively, and 23% and 24% of our revenues from integrated platform revenue, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail under “Critical Accounting Estimates.”

Cost of revenues (excluding depreciation and amortization)

Cost of revenue excludes depreciation and amortization and consists primarily of media and marketing costs and certain employee-related costs. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, and strategic partners that are directly related to a revenue-generating events. We pay these third-party publishers, media owners or managers and strategic partners on a revenue-share, a cost-per-lead, cost-per-click, or cost-per-thousand-impressions basis. Expenses related to “internet traffic” associated with the viewing of available impressions or queries per second and costs of providing support to our customers are also included in the cost of revenues. Employee-related costs included in cost of revenues include salaries, bonuses, commissions, stock-based compensation and employee benefit costs primarily related to individuals directly associated with providing services to our customers. Our cost of revenues are dependent on the revenue mix and therefore can slightly increase or decrease in the future as a percentage of revenue over the long term.

General and administrative expenses

General and administrative expenses primarily consist of computer and telecom expenses, employee-related costs, including salaries, bonuses, stock-based compensation and employee benefits costs associated with our executives, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and platform and related infrastructure costs. We expect general and administrative expenses to increase in absolute dollars in future periods. We expect that general and administrative expenses to decrease as a percentage of revenue over the long term.

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

Research and development expenses

Research and development expenses primarily consists of employee-related costs, including salaries, bonuses and employee benefit costs, stock-based compensation associated with engineering and IT services associated with the ongoing research and maintenance of internal use software. We expect to continue to invest in research and development in order to develop our technology platform to drive incremental value and growth and as a result we expect that research and development expenses will fluctuate from period to period as a percentage of revenue over the long term.

Depreciation and amortization

Depreciation and amortization relate to property and equipment, website and software development costs as well as acquisition-related and other acquired intangible assets. We record depreciation and amortization using straight-line method over the estimated useful life of the assets.

Acquisition-related expenses

Acquisition-related expenses primarily consists of legal fees associated with certain business combinations. It also includes retention bonuses agreed to be paid to employees related to one-time events such as an acquisition or a significant transaction. We expect that acquisition-related expenses will be correlated with future acquisitions (if any), which could be greater than or less than our historic levels.

Restructuring expenses

Restructuring expenses consists primarily of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels. We did not have any such restructuring activities during the year ended December 31, 2022.

Interest expense

Interest expense primarily consists of interest payable on our long-term borrowings, net of interest earned on our short term investments in money market accounts and other short term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

Other expenses / (income)

Other expenses / (income) primarily consist of changes in fair value of acquisition-related liabilities, gains and losses on sale of assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rate and the remeasurement impact of acquisition related liabilities, which depends on the performance of our acquisitions and could be greater than or less than our historic levels.

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds, these warrants were converted into our Class A Common Stock upon IPO and as such there is no revaluation impact of warrant liabilities during the year ended on December 31, 2022. Historically, our derivative liability represented the conversion feature on our redeemable convertible preferred stock, which also extinguished upon our IPO. When we enter into transactions that include certain features that qualify to be embedded derivatives in accordance with ASC Topic 815, that requires to bifurcate such features from their host instruments and account for them as free-standing derivative financial instruments if certain criteria are met. Future changes in the fair value of warrants and derivative liabilities depends on the Company entering into transactions that contain warrants or derivative features.

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

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, employee’s stock purchase plan (“ESPP”), performance stock units (“PSUs”) and stock options granted to employees, consultants or advisors and non-employee directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. See Note 13 to our consolidated financial statements for further details.

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

Year ended December 31,
2023	2024	2025	2026	2027	Total
$198,226	$101,214	$46,532	$13,243	$131	$359,346

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. Our CODM is the Chief Executive Officer.

	Year ended December 31,
	2022	2021	2020
Revenues	$590,961	$458,338	$368,120
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	215,466	174,720	148,878
General and administrative expenses	213,615	189,606	70,849
Selling and marketing expenses	299,238	229,343	77,140
Research and development expenses	69,454	64,474	31,772
Depreciation and amortization	51,878	45,922	40,064
Acquisition- related expenses	344	1,953	5,402
Restructuring expenses	—	727	2,090
Total operating expenses	$849,995	$706,745	$376,195
Loss from operations	(259,034)	(248,407)	(8,075)
Interest expense	7,303	7,033	16,257
Other expenses / (income)	13,983	(279)	(126)
Gain on extinguishment of debt	—	(10,000)	—
Change in fair value of warrants and derivative liabilities	410	5,000	28,100
Total other expenses	$21,696	$1,754	$44,231
Loss before income taxes	(280,730)	(250,161)	(52,306)
Income tax (benefit) / provision	(1,491)	$(598)	919
Net loss	$(279,239)	$(249,563)	$(53,225)

Comparison of the Years Ended December 31, 2022 and 2021

Revenues

	Year Ended December 31,		Change
	2022	2021	Amount	%
Revenues	$590,961	$458,338	$132,623	28.9%

Revenues increased by $132.6 million, or 28.9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in revenues is attributable to incremental revenues of $76.1 million from existing customers and $56.5 million from new customers (including approximately $1.6 million from the acquisitions made during the year ended December 31, 2022).

Cost of revenues (excluding depreciation and amortization)

	Year Ended December 31,		Change
	2022	2021	Amount	%
Cost of revenues (excluding depreciation and amortization)	$215,466	$174,720	$40,746	23.3%

Cost of revenues (excluding depreciation and amortization) increased by $40.7 million, or 23.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by $36.3 million in incremental media costs, higher stock-based compensation of $4.0 million, due to acceleration of certain grants during the year ended December 31, 2022 and increase in other employee related costs of $0.4 million.

General and administrative expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
General and administrative expenses	$213,615	$189,606	$24,009	12.7%

General and administrative expenses increased by $24.0 million, or 12.7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by higher stock-based compensation of $13.2 million, computer and telecom-related expenses of $6.6 million and professional services fees of $4.2 million.

Selling and marketing expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
Selling and marketing expenses	$299,238	$229,343	$69,895	30.5%

Selling and marketing expenses increased by $69.9 million, or 30.5%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was primarily driven by higher employee-related costs of $36.1 million, stock-based compensation of $22.8 million and other sales and marketing-related expenses of $11.0 million.

Research and development expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
Research and development expenses	$69,454	$64,474	$4,980	7.7%

Research and development expenses increased by $5.0 million, or 7.7%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by higher consulting expenses of $3.0 million, employee related costs of $2.3 million which was partially offset by lower stock-based compensation of $0.3 million.

Depreciation and amortization

	Year Ended December 31,		Change
	2022	2021	Amount	%
Depreciation and amortization	$51,878	$45,922	$5,956	13.0%

Depreciation and amortization expense increased by $6.0 million, or 13.0%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was driven by an increase in amortization of intangible assets of $4.0 million and an increase in depreciation expense of $1.9 million primarily due to incremental website and software development-related capitalization over the recent periods.

Acquisition-related expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
Acquisition-related expenses	$344	$1,953	$(1,609)	(82.4)%

Acquisition-related expenses decreased by $1.6 million, or 82.4%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by lower professional fees.

Restructuring expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
Restructuring expenses	$—	$727	$(727)	(100.0)%

Restructuring expenses decreased by $0.7 million, or 100%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to the reorganization expenses incurred by the Company during the year ended December 31, 2021. There was no such reorganization done by the Company during the year ended December 31, 2022.

Interest expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
Interest expense	$7,303	$7,033	$270	3.8%

Interest expense increased by $0.3 million, or 3.8%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by higher interest rates in 2022, partially offset by the income earned on our money market accounts and other short term deposits.

Other expenses / (income)

	Year Ended December 31,		Change
	2022	2021	Amount	%
Other expenses / (income)	$13,983	$(279)	$14,262	NA

Other expenses increased by $14.3 million, or more than 100% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by an incremental change of $14.8 million in the fair value of acquisition related liabilities, related to the Company's acquisitions, partially offset by foreign exchange gain of $0.3 million due to appreciation of US dollars against other currencies.

Change in fair value of warrants and derivative liabilities

	Year Ended December 31,		Change
	2022	2021	Amount	%
Change in fair value of warrants and derivative liabilities	$410	$5,000	$(4,590)	(91.8)%

Change in fair value of warrants and derivative liabilities expense decreased by $4.6 million, or 91.8% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily driven by the extinguishment of warrants and derivative liabilities upon our initial public offering ("IPO") on June 14, 2021. We did not have any derivative liability as of December 31, 2022 and December 31, 2021.

Income tax benefit

	Year Ended December 31,		Change
	2022	2021	Amount	%
Income tax benefit	$(1,491)	$(598)	$(893)	149.3%

Income tax benefit increased by $0.9 million, or 149.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. For the year ended December 31, 2022, we recorded an income tax benefit of $1,491. For the year ended December 31, 2022 and 2021, income tax benefit relates primarily to the partial release of our U.S. valuation allowance as a business combination consummated during 2022 and 2021 created a source of future taxable income, partially offset by an income tax provision for foreign taxes.

The effective tax rates for the years ended December 31, 2022 and 2021 were 0.5% and 0.2%, respectively. The change in effective tax rate was primarily related to our partial release of our U.S. valuation allowance. During 2022, the net increase in our valuation allowance was $26.1 million primarily as a result of current year operating losses for which no tax benefit was recorded as we maintain a full valuation allowance against our U.S. net deferred tax assets based upon the weight of objective evidence.

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

	Year ended December 31,
	2022	2021	2020
Net loss	$(279,239)	$(249,563)	$(53,225)
Net loss margin	(47.3)%	(54.4)%	(14.5)%
Add back:
Depreciation and amortization	51,878	45,922	40,064
Restructuring expenses	—	727	2,090
Acquisition-related expenses	344	1,953	5,402
Stock-based compensation	298,992	259,159	105
IPO related expenses	—	2,705	—
Gain on extinguishment of debt	—	(10,000)	—
Dispute settlement expense	—	1,196	—
Other expenses / (income)	13,983	(279)	(126)
Change in fair value of warrants and derivative liabilities	410	5,000	28,100
Interest expense	7,303	7,033	16,257
Income tax (benefit) / provision	(1,491)	(598)	919
Adjusted EBITDA	$92,180	$63,255	$39,586
Adjusted EBITDA margin%	15.6%	13.8%	10.8%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of December 31, 2022, we had cash and cash equivalents of $121.1 million and net working capital, consisting of current assets less current liabilities, of $107.7 million. As of December 31, 2022, we had an accumulated deficit of $771.1 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months and thereafter for the foreseeable future. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” In the future, we may attempt to raise additional capital through sales of equity securities or through equity linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	For year ended December 31,
	2022	2021	2020
Net cash provided by / (used for):
Cash provided by operating activities	$78,486	$44,292	$35,539
Cash used for investing activities	(48,445)	(46,849)	(25,207)
Cash (used for) / provided by financing activities	(12,625)	55,732	2,783
Effect of exchange rate changes on cash and cash equivalents	(165)	(41)	(208)
Net increase in cash and cash equivalents, including restricted cash	$17,251	$53,134	$12,907

Net cash provided by operating activities

During the year ended December 31, 2022, net cash provided by operating activities of $78.5 million resulted primarily from adjusted non-cash items of $361.0 million, more than offsetting our net loss of $279.2 million. Non-cash items include stock-based compensation of $299.0 million, depreciation and amortization of $51.9 million, and a change in fair value of acquisition related liabilities of $13.0 million. Changes in working capital were primarily driven by an increase in accounts receivable of $19.8 million and a decrease in deferred revenue of $4.6 million, partially offset by an increase in accounts payable of $13.5 million and accrued expenses and other current liabilities of $8.0 million.

During the year ended December 31, 2021, net cash provided by operating activities of $44.3 million resulted primarily from adjusted non-cash items of $297.7 million, more than offsetting our net loss of $249.6 million. Non-cash items include stock-based compensation of $259.2 million, depreciation and amortization of $45.9 million, gain on extinguishment of debt of $10.0 million and a change in fair value of warrants and derivative liabilities of $5.0 million. Changes in working capital were primarily driven by a decrease in accounts payable of $22.2 million and an increase in prepaid expenses of $3.1 million, partially offset by an increase in accrued expenses and other current liabilities of $14.6 million, an increase in deferred revenue of $2.8 million and a decrease in other current assets of $5.7 million.

Net cash used in investing activities

During the year ended December 31, 2022, we used $48.4 million of cash in investing activities, primarily consisting of capital expenditures of $22.2 million (including a $18.6 million investment in data and partnership agreements), website and software development costs of $17.0 million and business and asset acquisitions of $9.2 million (net of cash acquired).

During the year ended December 31, 2021, we used $46.8 million of cash in investing activities, primarily consisting of $20.1 million (net of cash acquired) of business and asset acquisitions, investments in website and software development costs of $17.3 million and other capital expenditures of $9.5 million.

Net cash provided by financing activities

During the year ended December 31, 2022, we used $12.6 million of cash in financing activities, primarily due to the repurchase of $9.6 million of common stock repurchased under our repurchase and RSA withholdings program and payment of acquisition related liabilities of $6.0 million, partially offset by $2.7 million paid by certain employees under the Company's employee stock purchase plan.

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

Debt

As of December 31, 2022, we have $184.0 million (net of $1.0 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

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

During the year ended December 31, 2022, we borrowed $5.6 million against the revolver facility and repaid the same amount against the term loan under the credit facility.

We do not engage in off-balance sheet financing arrangements.

Contractual obligations

As of December 31, 2022, our material contractual obligations were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
Long-term borrowings	$225,666	$23,850	$53,182	$148,634	$—
Operating leases	11,873	2,723	3,991	3,294	1,865
Purchase obligations	77,174	37,953	37,796	1,425	—
Total contractual obligations	$314,713	$64,526	$94,969	$153,353	$1,865

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

Share Repurchase Program

In August 2022, the Company's Board of Directors authorized a share repurchase program to repurchase up to $50 million of our outstanding Class A common stock through December 31, 2024 (the “2022 SRP”). The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases during any given fiscal period under the 2022 SRP and withholding under the RSA withholding program (as described below) will reduce the number of weighted-average common shares outstanding for the period. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities by the Issuer or Affiliated Purchaser” for more information on the 2022 SRP.

RSA Withholding Program

In August 2022, the Company’s Board of Directors authorized withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards ( “RSAs”). As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives.

Quarterly Financial Information (Unaudited)

The following table set forth the Company’s quarterly consolidated statement of operations data for each of the eight quarters in the two-year period ended December 31, 2022. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Quarter ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenues	$126,268	$137,301	$152,252	$175,140
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	41,725	50,233	57,529	65,979
General and administrative expenses	53,349	55,665	53,584	51,017
Selling and marketing expenses	68,918	77,139	76,987	76,194
Research and development expenses	17,231	18,038	16,954	17,231
Depreciation and amortization	12,766	13,315	13,367	12,430
Acquisition-related expenses	344	—	—	—
Total operating expenses	$194,333	$214,390	$218,421	$222,851
Loss from operations	(68,065)	(77,089)	(66,169)	(47,711)
Interest expense	1,298	1,666	2,038	2,301
Other expenses / (income)	5,273	5,696	1,142	1,872
Change in fair value of warrants and derivative liabilities	—	1,215	(805)	—
Total other expenses	$6,571	$8,577	$2,375	$4,173
Loss before income taxes	(74,636)	(85,666)	(68,544)	(51,884)
Income tax (benefit) / provision	(2,599)	343	896	(131)
Net loss	$(72,037)	$(86,009)	$(69,440)	$(51,753)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	244	403	774	(1,477)
Total comprehensive loss	$(72,281)	$(86,412)	$(70,214)	$(50,276)
Basic loss per share	$(0.54)	$(0.63)	$(0.49)	$(0.36)
Diluted loss per share	$(0.54)	$(0.63)	$(0.49)	$(0.36)
Weighted average number of shares used to compute net loss per share
Basic	134,084,703	135,903,592	140,594,128	145,489,764
Diluted	134,084,703	135,903,592	140,594,128	145,489,764

The Company recorded total stock-based compensation as follows:

	Quarter ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Cost of revenues (excluding depreciation and amortization)	$1,162	$1,738	$1,536	$2,198
General and administrative expenses	29,775	30,905	28,193	24,528
Selling and marketing expenses	36,807	42,090	38,868	34,612
Research and development expenses	5,992	7,602	6,621	6,365
Total	$73,736	$82,335	$75,218	$67,703

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
•
Current value of the underlying asset: This is based on the VWAP (volume weighted average price) of our stock as of the date of issuance of PSUs.
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

We perform an annual goodwill impairment test on October 1 every year based on financial statements as of September 30. Goodwill impairment is assessed based on a comparison of the fair value of our reporting units to the underlying carrying value of the reporting unit’s net assets, including goodwill. As of December 31, 2022, we have four reporting units. If the carrying value of the reporting unit exceeds its fair value, an impairment loss shall be recognized, in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For the years ended December 31, 2022 and 2021, annual goodwill impairment test, we elected to bypass the qualitative assessment for the four reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of the reporting units. As a result of this assessment, it was concluded that there was no impairment loss because the fair value of the reporting units significantly exceeded the respective carrying value of each reporting unit.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our long-term borrowings, which accrue interest at a variable rate. As of December 31, 2022, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $185 million debt, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of December 31, 2022, a hypothetical one percentage point increase or decrease in the rate of interest would result in an increase or decrease in our annual interest expenses by $1.9 million. There were no material changes in market risk exposures as of December 31, 2022. For more information, see Note 11 to our audited consolidated financial statements and notes thereto included in the Financial Statements and Supplementary Data section of this Annual Report on Form 10-K.

Foreign Currency Risk

We have foreign currency risks related to a certain number of our foreign subsidiaries, in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.

Inflation Risk

In 2022, inflation increased significantly in the United States and overseas, resulting in rising wages and other costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID No. 34)	49
Consolidated Balance Sheets as of December 31, 2022 and 2021	50
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020	51
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit) for the years ended December 31, 2022, 2021 and 2020	52
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	54
Notes to Consolidated Financial Statements	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Zeta Global Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zeta Global Holdings Corp. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity / (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 24, 2023

We have served as the Company’s auditor since 2020.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$121,110	$103,859
Accounts receivable, net of allowance of $1,882 and $1,295 as of December 31, 2022 and December 31, 2021, respectively	106,322	83,578
Prepaid expenses	7,150	6,970
Other current assets	1,866	1,649
Total current assets	236,448	196,056
Non-current assets:
Property and equipment, net	5,981	5,630
Website and software development costs, net	36,713	38,038
Right-to-use asset - operating leases, net	7,388	—
Intangible assets, net	44,358	40,963
Goodwill	133,069	114,509
Deferred tax assets, net	745	956
Other non-current assets	1,800	1,113
Total non-current assets	230,054	201,209
Total assets	$466,502	$397,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,668	$21,711
Accrued expenses	72,364	63,979
Acquisition-related liabilities (current)	14,743	8,042
Deferred revenue	2,228	6,866
Other current liabilities	5,707	5,159
Total current liabilities	128,710	105,757
Non-current liabilities:
Long-term borrowings	183,953	183,613
Acquisition-related liabilities (non-current)	17,932	14,915
Other non-current liabilities	7,877	2,492
Total non-current liabilities	209,762	201,020
Total liabilities	338,472	306,777
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 175,266,917 and 159,974,847 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	175	160
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 32,099,302 and 37,856,095 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	32	38
Additional paid-in capital	900,924	584,208
Accumulated deficit	(771,056)	(491,817)
Accumulated other comprehensive loss	(2,045)	(2,101)
Total stockholders’ equity	128,030	90,488
Total liabilities and stockholders' equity	$466,502	$397,265

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenues	$590,961	$458,338	$368,120
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	215,466	174,720	148,878
General and administrative expenses	213,615	189,606	70,849
Selling and marketing expenses	299,238	229,343	77,140
Research and development expenses	69,454	64,474	31,772
Depreciation and amortization	51,878	45,922	40,064
Acquisition-related expenses	344	1,953	5,402
Restructuring expenses	—	727	2,090
Total operating expenses	$849,995	$706,745	$376,195
Loss from operations	(259,034)	(248,407)	(8,075)
Interest expense	7,303	7,033	16,257
Other expenses / (income)	13,983	(279)	(126)
Gain on extinguishment of debt	—	(10,000)	—
Change in fair value of warrants and derivative liabilities	410	5,000	28,100
Total other expenses	$21,696	$1,754	$44,231
Loss before income taxes	(280,730)	(250,161)	(52,306)
Income tax (benefit) / provision	(1,491)	(598)	919
Net loss	$(279,239)	$(249,563)	$(53,225)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	(56)	64	190
Total comprehensive loss	$(279,183)	$(249,627)	$(53,415)
Net loss per share
Net loss	$(279,239)	$(249,563)	$(53,225)
Cumulative redeemable convertible preferred stock dividends	—	7,060	19,571
Net loss available to common stockholders	$(279,239)	$(256,623)	$(72,796)
Basic loss per share	$(2.01)	$(2.95)	$(2.23)
Diluted loss per share	$(2.01)	$(2.95)	$(2.23)
Weighted average number of shares used to compute net loss per share
Basic	138,985,265	86,932,191	32,589,409
Diluted	138,985,265	86,932,191	32,589,409

The Company recorded total stock-based compensation as follows:

	Year ended December 31,
	2022	2021	2020
Cost of revenues (excluding depreciation and amortization)	$6,634	$2,589	$—
General and administrative expenses	113,401	100,160	105
Selling and marketing expenses	152,377	129,577	—
Research and development expenses	26,580	26,833	—
Total	$298,992	$259,159	$105

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

Years Ended December 31, 2022, 2021 and 2020

(In thousands, except shares)

	Redeemable Convertible Preferred Stock		Series A common stock		Series B common stock		Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2020	39,223,194	$154,210	99,339,942	$99	3,054,318	$3	—	—	—	—	$4,440	$(189,029)	$(1,847)	$(186,334)
Shares issued in connection with an agreement	—	—	154,560	—	—	—	—	—	—	0	424	—	—	424
Restricted stock grants	—	—	14,508,504	15	—	—	—	—	—	—	(15)	—	—	—
Restricted stock forfeitures	—	—	(1,990,313)	(2)	—	—	—	—	—	—	2	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	105	—	—	105
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(190)	(190)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(53,225)	—	(53,225)
Balance as of December 31, 2020	39,223,194	$154,210	112,012,693	$112	3,054,318	$3	—	$—	—	$—	$4,956	$(242,254)	$(2,037)	$(239,220)
Conversion of Series A and Series B common stock into Class A and Class B common stock, respectively	—	—	(96,830,836)	(97)	(3,054,318)	(3)	60,421,367	61	39,463,787	39	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(39,223,194)	(154,210)	—	—	—	—	73,813,713	74	—	—	193,136	—	—	193,210
Warrants and options exercised	—	—	—	—	—	—	8,392,316	8	—	—	24,230	—	—	24,238
Shares issued in connection with the Initial Public Offering, net of issuance cost	—	—	—	—	—	—	14,773,939	15	—	—	126,523	—	—	126,538
Shares repurchased	—	—	—	—	—	—	(4,138,866)	(4)	(2,307,692)	(2)	(64,462)	—	—	(64,468)
Restricted stock cancelation	—	—	(17,853,416)	(18)	—	—	—	—	—	—	18	—	—	—
Shares issued in connection with certain agreements	—	—	613,497	1	—	—	4,124,914	4	—	—	29,645	—	—	29,650
Restricted stock grants	—	—	3,687,431	4	—	—	5,989,392	6	700,000	1	(11)	—	—	—
Restricted stock forfeitures	—	—	(1,629,369)	(2)	—	—	(3,736,010)	(4)	—	—	6	—	—	—
Common shares cancelation	—	—	—	—	—	—	(37,679)	—	—	—	—	—	—	—
Restricted stock units vesting	—	—	—	—	—	—	219,072	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	—	—	—	—	—	—	152,689	—	—	—	809	—	—	809
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	269,358	—	—	269,358
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(249,563)	—	(249,563)
Balance as of December 31, 2021 (1)	—	$—	—	$—	—	$—	159,974,847	$160	37,856,095	$38	$584,208	$(491,817)	$(2,101)	$90,488

Shares issued in connection with certain agreements	—	—	—	—	—	—	2,065,833	2	—	—	19,003	—	—	19,005
Restricted stock grants	—	—	—	—	—	—	9,054,271	9	—	—	(9)	—	—	—
Shares issued with connection with employee stock purchase plan	—	—	—	—	—	—	409,997	—	—	—	2,742	—	—	2,742
Shares repurchased	—	—	—	—	—	—	(1,209,015)	(1)	—	—	(9,606)	—	—	(9,607)
Restricted stock forfeitures	—	—	—	—	—	—	(1,328,744)	(1)	—	—	1	—	—	—
Class B common stock transferred to Class A common stock	—	—	—	—	—	—	5,756,793	6	(5,756,793)	(6)	—	—	—	—
Options exercised	—	—	—	—	—	—	315,430	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	304,386	—	—	304,386
Restricted stock units vesting	—	—	—	—	—	—	227,505	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	—	—	—	—	—	—	(279,239)	—	(279,239)
Balance as of December 31, 2022 (2)	—	$—	—	$—	—	$—	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
1. Includes 115,456,543 outstanding Class A common stock, 18,419,260 outstanding Class B common stock, 44,518,304 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

2. Includes 132,909,894 outstanding Class A common stock, 15,512,217 outstanding Class B common stock, 42,357,023 unvested Class A restricted stock and 16,587,085 unvested Class B restricted stock.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(279,239)	$(249,563)	$(53,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,878	45,922	40,064
Stock-based compensation	298,992	259,159	105
Gain on extinguishment of debt	—	(10,000)	—
Deferred income taxes	(2,668)	(2,475)	(98)
Change in fair value of warrant and derivative liabilities	410	5,000	28,100
Change in fair value of acquisition-related liabilities	12,990	(1,823)	299
Others, net	(592)	1,868	3,881
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(19,826)	(1,155)	24,347
Prepaid expenses	(270)	(3,067)	(551)
Other current assets	(214)	5,725	632
Other non-current assets	63	(592)	1,479
Deferred revenue	(4,566)	2,813	2,402
Accounts payable	13,530	(22,243)	4,443
Accrued expenses and other current liabilities	10,001	14,618	(15,491)
Other non-current liabilities	(2,003)	105	(848)
Net cash provided by operating activities	78,486	44,292	35,539
Cash flows from investing activities:
Capital expenditures	(22,232)	(9,482)	(2,249)
Website and software development costs	(17,004)	(17,274)	(22,958)
Business and asset acquisitions, net of cash acquired	(9,209)	(20,093)	—
Net cash used for investing activities	(48,445)	(46,849)	(25,207)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(5,959)	(9,850)	(717)
Proceeds from pay-check protection program loan	—	—	10,000
Proceeds from credit facilities, net of issuance cost	5,625	183,311	—
Proceeds from initial public offering, net of issuance cost	—	126,538	—
Repurchase of shares	(9,607)	(64,468)	—
Proceeds from employees’ stock purchase plan	2,742	809	—
Exercise of warrants and options	199	137	—
Repayments against the credit facilities	(5,625)	(180,745)	(6,500)
Net cash (used for) / provided by financing activities	(12,625)	55,732	2,783
Effect of exchange rate changes on cash and cash equivalents	(165)	(41)	(208)
Net increase in cash and cash equivalents, including restricted cash	17,251	53,134	12,907
Cash and cash equivalents and restricted cash, beginning of period	103,859	50,725	37,818
Cash and cash equivalents and restricted cash, end of period	$121,110	$103,859	$50,725
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$5,673	$7,004	$13,070
Cash paid for income taxes, net	$1,611	$1,758	$1,296
Liability established in connection with acquisitions	$20,529	$10,185	$—
Capitalized stock-based compensation as website and software development costs	$5,394	$10,196	$—
Shares issued in connection with acquisitions and other agreements	$19,005	$29,650	$424
Dividends on redeemable convertible preferred stock settled in Company’s equity	$—	$60,082	$—
Non-cash settlement of warrants and derivative liabilities	$410	$63,100	$—
Right-to-use asset established	$9,559	$—	$—
Operating lease liabilities established	$12,050	$—	$—
Non-cash consideration for website and software development costs	$1,654	$1,551	$1,110

See accompanying notes to consolidated financial statements.

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

The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. Certain reclassifications have been made to amounts presented in our consolidated statement of cash flows for the years ended December 31, 2021 and 2020 to conform to the presentation for the year ended December 31, 2022.

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

(c) Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In these consolidated financial statements, accounts receivable, free standing and embedded financial instruments, acquired assets and liabilities (including goodwill and intangible assets) and their useful lives, website and software development costs, acquisition-related liabilities including contingent purchase price payable and holdback payable, stock-based compensation, impairment of indefinite and long-lived assets, and valuation allowance on income taxes involve reliance on management’s estimates. Estimates are based on management judgment and the best available information, as such actual results could differ from those estimates.

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

Generally, the Company’s contracts contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time, revenue for such contracts is recognized using the right to invoice practical expedient because the right to invoice corresponds directly with the value transferred to the customer. The Company also derives revenues from subscription fees for the use of its platforms. The Company recognizes the corresponding revenues over time on a ratable basis over the customer agreement term.

When the Company enters into multiple contracts with a single counterparty, the Company will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated with a single commercial objective, (ii) consideration to be paid in one contract depends on the terms of the other contract, and (iii) services promised are a single performance obligation. When the Company enters into contracts with third parties in which the Company is acting as both a vendor and a customer, the Company performs an assessment of the goods or services transferred and presents the revenue and expense based on the fair value of the goods or services provided or received.

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

In certain businesses the Company may act as a principal when contracting for third-party services on behalf of its customers because it controls the specified goods or services before they are transferred to the customer and the Company is responsible for providing the specified goods or services, or it is responsible for directing and integrating third-party vendors to fulfil its performance obligation at the agreed upon contractual price. In such arrangements, the Company also takes pricing risk under the terms of the customer contract. In certain media buying businesses, the Company acts as a principal when it controls the buying process for the purchase of the media and contracts directly with the media vendor. In these arrangements, it assumes the pricing risk under the terms of the customer contract. In such cases, the Company includes billable amounts related to third-party costs in the transaction price and record revenues at the gross amount billed, consistent with the manner that revenues are recognized for the underlying services contract.

In certain arrangements the Company may act as an agent of the customers when contracting for third-party services on behalf of its customers because the Company does not control the specified goods or services before they are transferred to the customer. In these contracts with customers, the Company provides access to its software platform available through different pricing options to tailor to multiple customer types and customer needs. These options consist of a percentage of spend, a subscription fee or a fixed cost per impression. In such arrangements, any direct costs incurred on behalf of the customers are netted down from the revenues and revenue is recognized on net basis.

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $2,325 and $2,286 as of December 31, 2022 and 2021, respectively, and are included in the account receivables, net, in the consolidated balance sheets.

Contract liabilities consists of deferred revenues that represents amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the years ended on December 31, 2022 and 2021, the Company billed and collected $10,572 and $56,481 in advance, respectively, and recognized $15,210 and $53,668, respectively, as revenues. As of the years ended on December 31, 2022 and 2021, the deferred revenues are $2,228 and $6,866, respectively.

Practical expedients and exemptions

The Company applies the optional exemptions and does not disclose: a) transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance; b) Further, in certain contracts, the Company utilizes the right to invoice practical expedient because the right to invoice corresponds directly with the value transferred to the customer.

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

Remaining Performance Obligations

Remaining performance obligations represents contractual obligations that are not yet fulfilled. Revenues for such contractual obligations will be recognized in future periods. The remaining performance obligations are influenced by several factors, including seasonality, the timing of renewals, average contract terms and foreign currency exchange rates. The remaining performance obligations are subject to future economic risks including counterparty risks, bankruptcies, regulatory changes and other market factors.

As of December 31, 2022, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $57,000 and $65,000, respectively.

Disaggregation of revenues from contract with customers

The Company reports disaggregation of revenues based on primary geographical markets and delivery channels / platforms. Revenues by delivery channels / platforms are based on whether the customer requirements necessitate integration with platforms or delivery channels owned by the Company. When the Company generates revenues entirely through the Company platform, the Company considers it Direct Platform Revenue.

When the Company generates revenue by leveraging its platform’s integration with third parties, it is considered Integrated Platform Revenue.

The following table summarizes disaggregation for the years ended December 31, 2022 and December 31, 2021:

	Year ended December 31,
	2022	2021	2020
Direct Platform Revenue	77%	76%	68%
Integrated Platform Revenue	23%	24%	32%

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

Acquisition-related expenses:

Acquisition-related costs primarily consist of legal fees associated with certain business combinations. It also includes retention bonuses agreed to be paid to employees related to one-time events such as an acquisition or a significant transaction.

Restructuring expenses:

Restructuring costs consists primarily of employee termination costs due to internal restructuring. The Company recognizes these costs as they are incurred. There are no incomplete restructuring plans as of December 31, 2022 and 2021.

(g) Cash, cash equivalents and restricted cash:

Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains cash balances with banks which at times may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of December 31, 2022 and 2021, approximately 0.9% and 0.5% of cash and cash equivalents, respectively, was held in accounts outside the United States and not protected by FDIC insurance.

As of December 31, 2022 and 2021, the Company did not have any amounts in restricted cash.

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

The following table reconciles the changes in the allowance for doubtful accounts for the years ended December 31, 2022 and 2021:

Balance as of January 1, 2021	$2,207
Bad debt expense	43
Write offs	(955)
Balance as of December 31, 2021	$1,295
Bad debt expense	650
Write offs	(63)
Balance as of December 31, 2022	$1,882

Accounts receivable includes unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2022, and 2021, the Company had $2,325 and $2,286 of unbilled accounts receivable, respectively.

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

Depreciation is computed using the straight-line method over the estimated useful lives of assets, which are as follows:

Estimated Useful Life (Years)
Computer equipment	3-6
Office equipment and furniture	5-7
Purchased software	3-5
Leasehold improvements	Shorter of useful life and lease term

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property and equipment are used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment for assets held and used was recorded for the years ended December 31, 2022 and 2021.

(j) Website and software development costs, net:

The Company capitalizes the cost of internally developed software that has a useful life in excess of one year. These costs consist of the salaries, bonuses, stock-based compensation and other employee benefits costs of employees working on such software development. Capitalization begins during the application development stage, following completion of the preliminary project stage. If a project constitutes an enhancement to previously developed software, it is assessed whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases, and the Company estimates the useful life of the asset and begins amortization using the straight-line method. The estimated useful life of the Company’s website and software development costs is three years. The Company annually assesses whether triggering events are present to review developed software for impairment. Based on this assessment, there was no event during the year ended December 31, 2022 that required the Company to perform such impairment analysis.

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

The Company reviews the carrying value of its definite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used, and the effects of obsolescence, demand, competition and other economic factors. For the year ended December 31, 2022 and 2021, no such events and circumstances were noticed that would trigger such assessment and therefore no impairment was recorded.

(l) Goodwill:

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but rather tested for impairment at least annually or more often if and when circumstances indicate that goodwill may not be recoverable. The Company performs an annual goodwill impairment test on October 1 of every year at a reporting unit level based on the financial statements as of September 30. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. As of December 31, 2022, the Company has four reporting units.

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

The discounted cash flow method is based on the present value of projected cash flows. Assumptions used in these cash flow projections are generally consistent with the Company’s internal forecasts. The estimated cash flows are discounted using a rate that represents its weighted average cost of capital. The weighted average cost of capital is based on a number of variables, including the equity-risk premium and risk-free interest rate. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill.

For the years ended December 31, 2022 and 2021 annual goodwill impairment test, the Company elected to bypass the qualitative assessment for its four reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of the reporting units. As a result of this assessment, it was concluded that there was no impairment loss because the fair value of the reporting units significantly exceeded their respective carrying value as of each of the dates. Specifically, for the year ended December 31, 2022, the difference between the fair value and the book value of the reporting units was in the range of $22,600-$504,300.

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

(n) Foreign currency translations:

The Company operates in multiple countries through its legal entities and it performs the functional currency assessment for these entities periodically to determine whether the respective local country currency or United States Dollars ("USD") is their functional currency. Once this determination is made, transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency at exchange rates that prevailed on the date of inception of the transaction. All foreign exchange gains and losses arising on re-measurement are recorded in the Company’s consolidated statement of operations and comprehensive loss.

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

(p) Redeemable convertible preferred stock:

The redeemable convertible preferred stock as of December 31, 2020 were converted into Class A common stock upon the IPO and as such there were no such redeemable convertible preferred stock as of December 31, 2022 and 2021.

The Company applies the guidance in ASC Topic 480 to determine the classification of financial instruments issued. The Company first determines if the instruments should be classified as liabilities under this guidance based on the redemption features, if mandatorily redeemable or not, and the method of redemption, if in cash, a variable number of shares or a fixed number of shares.

(q) Warrants and derivative liabilities:

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

When the Company enters into transactions, that include certain features that qualify to be embedded derivatives in accordance with ASC Topic 815, applicable GAAP requires the Company to bifurcate such features from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. During the year ended December 31, 2022, the Company entered into certain transactions that included features that qualified to be embedded derivatives. However, as of December 31, 2022, there were no such open transactions and the effect of the changes in the fair value of embedded derivative from the initial recording date through the date of settlement was recorded in the consolidated statements of operations and comprehensive loss.

(r) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, performance stock units (“PSUs”), employee stock purchase plan and stock options granted to the employees, consultants or advisors and non-employee directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to "Note 13. Stock-Based Compensation").

The Company accounts for all stock options and restricted shares granted prior to the IPO using a fair value-based method. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation is recognized over the expected life of the option. The fair value of the restricted shares granted prior to IPO was determined using the Monte-Carlo simulation method and for the restricted shares granted post-IPO is based on the Company’s closing stock price as of the day prior to the date of the grants. The Company accounts for the forfeitures, as they occur. The Company uses the graded vesting attribution method to recognize the stock-based compensation.

The Company has issued PSUs to certain employees during the year ended December 31, 2022 and 2021. The Company also adopted an ESPP plan during the year ended December 31, 2021 (Refer to "Note 13. Stock-Based Compensation"). The fair value of PSU awards was determined using the Monte Carlo simulation method and for the ESPP plan using the Black-Scholes-Merton model, by a third-party valuation firm engaged by the Company. The Company recognizes the stock-based compensation related to these plans on a straight-line basis over the vesting terms associated with these plans.

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

Revenues and long-lived assets by geographical region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographical region consisted of the following:

	Year ended December 31,
	2022	2021	2020
US	$566,694	$428,941	$340,723
International	24,267	29,397	27,397
Total revenues	$590,961	$458,338	$368,120

Total long-lived assets (including right-to-use asset) by geographical region consisted of the following:

	Year ended December 21,
	2022	2021
US	$47,858	$43,023
International	2,224	645
Total long-lived assets	$50,082	$43,668

(t) Operating leases:

On January 1, 2022, the Company adopted ASC 842, Leases, and recognized right to use assets and operating lease liabilities in its consolidated balance sheets. The Company holds an emerging growth company status for FY 2022, therefore it elected the option to present the impact of adoption within the annual financial statements for the year ended December 31, 2022 and interim statements thereafter.

The Company determines if an arrangement is, or contains, a lease at inception, and whether lease and non-lease components are combined or not. A contract is or contains a lease when, (1) the contract contains an identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration.

Right-to-use assets and lease liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. Operating leases with a duration of one year or less are excluded from right-of-use assets and lease liabilities and related expense is recorded as incurred.

As the rate implicit for each of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Right-of-use assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense is a combination of interest on lease liability and amortization of Right-of-use assets. Operating lease expenses are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Refer to Note 15 - Leases for additional information.

New accounting pronouncements

Recently adopted:

In May 2021, the FASB issued ASU No. 2021-04 Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40)- Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). This amendment provides that for an entity that presents earnings per share (EPS) in accordance with Topic 260, the effects of a modification or an exchange of a freestanding equity-classified written call option that is recognized as a dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. These amendments also require that an entity apply the guidance in Subtopic 470-50 to a modification or an exchange of a freestanding equity-classified written call option that is a part of or directly related to a modification or an exchange of an existing debt. An entity should recognize the effect of a modification or an exchange of a freestanding equity classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation—Stock Compensation. This update was effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-04 on January 01, 2022. The adoption of this standard did not have any material impact on the Company's consolidated financial statements..

On January 1, 2022, the Company adopted ASC 842, Leases, under the modified transition approach. This lease accounting standard provides several optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. Accordingly, for those leases that qualify, the Company did not recognize an operating lease asset or operating lease liability for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for its leases. The adoption of the lease standard did not have any effect on its previously reported consolidated statements of operations and comprehensive loss and did not result in a cumulative catch-up adjustment to opening equity. The Company recorded $11,025 of right to use assets and lease liabilities and reclassified $2,491 of deferred rent liabilities as a reduction to the beginning operating lease assets upon implementation of ASC 842. See Note 2—Basis of Presentation and Significant Accounting Policies - Leases and Note 15- Leases for additional details.

Not yet adopted:

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

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01 Reference Rate Reform (Topic 848) (“ASU 2021-01)”. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848) ("ASU 2022-06") to defer the sunset date of Topic 848. The ASU may be applied through December 31, 2024. The Company does not expect adoption of this new guidance to have a material impact on its results of operations, financial condition, and financial statement disclosures.

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

Note 3—Property and Equipment, Net

The details of property and equipment, net and related accumulated depreciation, are set forth below:

	December 31, 2022	December 31, 2021
Computer equipment and purchased software	$21,955	$18,900
Office equipment and furniture	1,639	1,635
Leasehold improvements	2,306	2,196
Property and equipment – gross	25,900	22,731
Less: Accumulated depreciation	(19,919)	(17,101)
Property and equipment, net	$5,981	$5,630

Depreciation expense for the years ended December 31, 2022 and 2021 was $3,186 and $3,220, respectively.

Note 4—Website and Software Development Costs, Net

The details of website and software development costs, net and the related accumulated amortization are set forth below:

	December 31, 2022	December 31, 2021
Website and software development costs	$154,015	$130,617
Less: Accumulated amortization	(117,302)	(92,579)
Website and software development costs, net	$36,713	$38,038

Website and software development costs capitalized during the years ended December 31, 2022 and 2021 were $23,398 and $27,911, respectively. Depreciation expense for website and software development costs for the years ended December 31, 2022 and 2021 was $24,723 and $22,764, respectively.

Note 5—Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	December 31, 2022			December 31, 2021
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$25,314	$8,242	$17,072	$8,750	$1,875	$6,875
Tradenames	2,720	2,650	70	2,720	2,171	549
Completed technologies	28,792	22,320	6,472	23,092	17,568	5,524
Customer relationships	71,099	50,355	20,744	65,999	37,984	28,015
Total intangible assets	$127,925	$83,567	$44,358	$100,561	$59,598	$40,963

Amortization expense of intangibles for the years ended 2022 and 2021 was $23,969 and $19,938, respectively.

Weighted average useful life of the unamortized intangibles as of December 31, 2022 was 3.48 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
2023	$17,107
2024	12,646
2025	6,645
2026	4,161
2027	2,350
2028 and thereafter	1,449
Total	$44,358

Note 6—Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2021	$76,432
Acquisition of Kinetic	1,579
Acquisition of Vital	4,736
Acquisition of Apptness	31,765
Foreign currency translation	(3)
Balance as of December 31, 2021	$114,509
Acquisition of ArcaMax	18,588
Foreign currency translation	(28)
Balance as of December 31, 2022	$133,069

Based on the annual quantitative assessment performed by the Company the fair value of each reporting unit exceeded the respective carrying value by at least 50%, as such there was no impairment loss.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration, the unpaid amounts of these liabilities are included in the acquisition-related liabilities on the consolidated balance sheets as of December 31, 2022 and 2021.

(a)
ArcaMax Publishing, Inc. (ArcaMax)

On March 11, 2022, the Company entered into a stock purchase agreement with the seller of ArcaMax Publishing, Inc., (“ArcaMax”) to purchase all of its issued and outstanding shares of common stock. The stock purchase agreement was effective March 1, 2022. The fair value of the aggregate purchase consideration for the ArcaMax acquisition was $26,925. The Company paid cash consideration of $9,386 (including a working capital adjustment of $386), issued 926,785 shares of Class A common stock with a fair value of $10,000, and agreed to pay certain earn-outs valued at $6,577 based on the operating performance of the acquired business after the closing date in cash and in shares of the Company, $962 in cash holdback. During the year ended December 31, 2022, the Company finalized the purchase price allocation for its ArcaMax acquisition. Accordingly, the Company has recognized $5,100 as customer relationships intangibles, $5,700 as completed technologies, $18,588 as goodwill, $2,850 as deferred tax liability and $387 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 5 years.

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

(d)
Kinetic Data Solutions, LLC (“Kinetic”):

On March 1, 2021, the Company entered into a merger agreement with the sellers of Kinetic Data Solutions, LLC (“Kinetic”), an entity controlled by the Chief Executive Officer of the Company, to purchase all of the issued and outstanding stock of Kinetic. The fair value of the purchase consideration was estimated at $2,762

. The Company agreed to issue 306,749 shares of Series A common stock with a fair value of $2,738 and certain earn-outs of $24 based on the operating performance of the acquired business after the closing date. The earn-out was calculated based on the operating performance of the acquired business and the Company shall pay such earn-out for a period of three years from the acquisition date in cash and in restricted shares of the Company. During the year ended December 31, 2021, the Company finalized the purchase price allocation for its Kinetic acquisition. Accordingly, the Company recognized $1,600 as customer relationships intangibles, $1,579 as goodwill and $416 as deferred tax liabilities associated with this acquisition. The Company amortizes the customer relationships over 3 years.

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

Pro Forma Information—The unaudited pro forma consolidated revenues of the Company for the year ended December 31, 2022 and 2021 were approximately $593,000 and $475,000, respectively, as if the business combinations had taken place on January 1, 2021. The unaudited pro forma earnings of these acquired businesses were insignificant to consolidated net loss from January 1, 2022 to December 31, 2022.

NOTE 8—Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	Sizmek	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	Total
Balance as of January 1, 2021	$17,137	$4,402	$1,360	$—	$—	$—	$—	$23,155
Additions	-	-	-	24	2,840	9,144	-	12,008
Settlement during the year	-	(533)	-	-	-	-	-	(533)
Payments made during the year	(9,786)	-	-	-	-	-	-	(9,850)
Change in fair value of earn-out	649	(1,942)	-	-	-	(338)	-	(1,823)
Balance as of December 31, 2021	$8,000	$1,927	$1,360	$24	$2,840	$8,806	$—	$22,957
Additions	—	—	—	—	—	—	7,539	7,539
Payments made during the year	—	(2,168)	—	(205)	(1,105)	(7,333)	—	(10,811)
Change in fair value of earn-out	—	241	—	1,073	565	8,828	2,283	12,990
Balance as of December 31, 2022	$8,000	$—	$1,360	$892	$2,300	$10,301	$9,822	$32,675

During the year ended December 31, 2022, the businesses acquired by the Company in its Kinetic, Vital, Apptness and ArcaMax acquisitions have performed better than the estimates used for the initial purchase price allocation, as such the Company recorded the changes in the fair value of the earn-outs, which are included in other expenses on the consolidated statements of operations and comprehensive loss.

The Company is a party to a litigation matter in relation to certain acquisition related liabilities for its eBay CRM acquisition dated November 2, 2015. The Company has recorded a liability of $8,000 as of December 31, 2022 which is still being contested by the Company and in view of the numerous legal, technical and factual issues involved in these lawsuits, the Company may resolve the remaining liabilities in any amount higher or lower than the accruals.

On March 10, 2022, the Company entered into a settlement agreement with the sellers of Sizmek to resolve the dispute related to the contingent purchase consideration payable in connection with the Sizmek acquisition made during the year ended December 31, 2019. As such, the Company paid $1,085 in cash and issued 100,000 shares of Class A common stock valued at $1,083, during the year ended December 31, 2022. As a result of this settlement, the Company accrued an additional amount of $241 during the year ended December 31, 2022, which was recorded as a change in fair value of earn-out under other expenses on the consolidated statements of operations and comprehensive loss.

NOTE 9—Accrued expenses

The details of accrued expenses are set forth below:

	December 31, 2022	December 31, 2021
Accrued expenses	$31,267	$26,464
Payroll related liabilities	40,338	36,768
Others	759	747
Accrued expenses	$72,364	$63,979

NOTE 10—Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the years ended December 31, 2022 and 2021.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of December 31, 2022 and 2021, there was no customer that represented more than 10% of accounts receivables balance as of each of those dates. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly make provisions as warranted. As of the year ended December 31, 2022, no provision was warranted or recorded.

NOTE 11—Credit Facilities

The Company’s long-term borrowings are as follows:

	December 31, 2022	December 31, 2021
Credit facility	$185,000	$185,000
Less:
Unamortized deferred financing cost	(1,047)	(1,387)
Long-term borrowings	$183,953	$183,613

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. Out of the total available credit facility $31,875 remains undrawn as of December 31, 2022. In addition, the Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a LIBOR rate of no lower than LIBOR+2.125% and no higher than LIBOR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the year ended on December 31, 2022 was 4.0%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the year ended December 31, 2022, the Company borrowed $5,625 against the revolver facility and repaid the same amount against the term loan under the credit facility. The initial debt issuance costs of $1,699 incurred in the form of the legal fee, underwriter’s fee, etc., are recognized as a reduction in long-term borrowings in the consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of December 31, 2022, the applicable total leverage ratio and fixed charge coverage ratio were 2.75 and 1.25, respectively, and the Company was in compliance with these covenants.

The Company determined that the Term Loan is classified as Level 3 and the relevant fair values as of the year ended on December 31, 2022 and 2021 was approximately $189,092 and $182,192, respectively.

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

As of December 31, 2022, the repayment schedule for the long-term borrowings was as follows:

Year ended December 31,
2023	$11,250
2024	11,250
2025	16,875
2026	145,625
Total*	$185,000

* Includes $11,250 repayable against the term loan facility within the twelve-month period ending December 31, 2023. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the consolidated balance sheets as of December 31, 2022.

NOTE 12—Commitments and Contingencies

Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of December 31, 2022, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
2023	$37,953
2024	30,544
2025	7,252
2026	1,425
2027	—
2028 and thereafter	—
Total	$77,174

Lease commitments

Refer note 15, Leases for Company's future lease commitments.

Other contingencies

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

In connection with our IPO, the Company adopted the Zeta Global Holdings Corp. 2021 Incentive Award Plan (the “2021 Plan”), which was effective as of the day prior to the first public trading date of our Class A common stock. All restricted stock, restricted stock units and options granted since the IPO have been granted under the 2021 Plan. Under the 2021 Plan, with certain exceptions as permitted by the plan, 25% of the shares shall vest upon the first anniversary of the grant date and balance shall vest in equal quarterly installments over the remainder of a four year term.

In the past, the Company has cancelled certain restricted stock and in connection with such cancelation has issued restricted stock units to the holders of that restricted stock, with the same vesting conditions as restricted stock.

During the year ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $298,992 and 259,159, respectively.

Restricted Stock and Restricted Stock Units

As noted above, the Company’s restricted stock and restricted stock units granted prior to the IPO did not vest until a change of control. On March 24, 2021, the Company’s board of directors approved a modification in the vesting terms of its restricted stock and restricted stock unit awards. This modification was accounted for under the guidance in ASC 718-20-35-3. Given the vesting of the modified awards contained a performance condition associated with the IPO, the Company had determined that the modification was considered improbable-to-improbable under ASC 718-20-55-118 through 119. The Company recognized compensation expense over the modified vesting terms, based on the fair value as of the date of modification.

During the year ended December 31, 2022, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO. The modification accelerated the vesting of those grants such that certain grants that were scheduled to cliff vest in September and December of 2022, did vest from July to December of 2022 in equal monthly instalments. Further, there were other modifications which were approved by the Company's board of directors during the year ended December 31, 2022, which accelerated the vesting of certain other grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the year ended December 31, 2022.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted-Average Grant date fair value
Non-vested as of January 1, 2021	85,903,970	$2.80
Granted	10,672,347	8.38
Vested	(9,325,943)	11.03
Forfeited	(5,386,307)	9.52
Canceled	(16,655,197)	3.60
Modified	(68,986,297)	2.78
Modified and reissued	68,986,297	11.36
Non-vested as of December 31, 2021	65,208,870	$10.86
Granted (1)	9,267,655	9.45
Vested	(12,964,063)	10.55
Forfeited (2)	(1,405,187)	10.41
Non-vested as of December 31, 2022 (3)	60,107,275	$10.72

(1)
During the year ended December 31, 2022, the Company granted 9,054,271 restricted stock and 213,384 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the year ended December 31, 2022, 1,328,744 restricted stock and 76,443 restricted stock units were forfeited.
(3)
Includes 42,357,023 unvested Class A restricted stock, 16,587,085 unvested Class B restricted stock and 1,163,167 unvested restricted stock units as of December 31, 2022.

Stock options

Following is the summary of transactions under the Company’s stock option plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding options as of January 1, 2021	1,150,893	$3.61	5.31	$3.89
Exercised	(31,985)	3.29	—	—
Forfeited	(231,246)	3.96	—	—
Outstanding options as of December 31, 2021	887,662	$3.53	4.19	$5.28
Granted	575,250	10.82
Exercised	(315,430)	0.63
Forfeited	(30,990)	10.83
Outstanding options as of December 31, 2022	1,116,492	$7.90	6.67	$0.59

The Company engaged a third-party valuation firm to determine the estimated fair value of the options using the Black-Scholes-Merton method, which was determined as $7.46 for the options issued during the year ended December 31, 2022 using the following assumptions:

As of December 31, 2022
Dividend yield	0.0%
Volatility	77.0%
Risk free rate of interest	2.93%

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

Following is the summary of PSUs under the Company’s 2021 Incentive Award Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	1,500,000	$1.95
Granted	1,979,500	20.29
Outstanding as of December 31, 2022	3,479,500	$12.38

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method using the following assumptions:

Year ended December 31, 2022
Dividend yield	0.0%
Volatility	44.0%
Risk free interest rate	1.98%

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

On July 28, 2021, the Compensation Committee of the Board of Directors approved the Company’s first offering period under the 2021 ESPP, which commenced on August 1, 2021 and ended November 30, 2021. Following the end of the first offering period, the 2021 ESPP shall have consecutive offering periods of approximately six months in length commencing each year on December 1 and June 1 and ending on each May 31 and November 30, as applicable.

During the year ended December 31, 2022, the Company issued 196,385 shares of Class A common stock related to the ESPP offering that ended on May 31, 2022 and 213,612 shares of Class A common stock related to the ESPP offering that ended on November 30, 2022.

The fair value of the offering that commenced on December 1, 2022 was estimated at $3.69 per share, and expected to result in an issuance of approximately 219,341 shares of Class A common stock under this offering that will end on May 31, 2023.

Year ended December 31, 2022
Dividend yield	0.0%
Risk free interest rate	4.65%
Volatility	96.1%

Unrecognized stock-based compensation

The Company has $359,346 of unrecognized compensation expense related to its 60,107,275 unvested restricted stock and restricted stock units, 3,479,500 performance stock units, 544,260 unvested options and approximately 219,341 shares of Class A common stock to be issued under the ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.13 years.
NOTE 14—Stockholders’ Equity

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

During the year ended December 31, 2022, the Company repurchased 1,209,015 shares for a value of $9,607, including shares repurchased in conjunction with tax withholdings for the executives. As of December 31, 2022, approximately $40,392 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the year ended December 31, 2022, 5,756,793 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Issuance of Class A common stock

During the year ended December 31, 2022, the Company issued 926,785 shares of Class A common stock valued at $10,000 for the ArcaMax acquisition, 554,716 shares of Class of common stock valued at $3,667 for the earnout payments related to its Apptness acquisition and 12,931 shares of Class A common stock valued at $103 for the earnout payments related to its Kinetic acquisition.

During the year ended December 31, 2022, the Company also issued 571,401 shares of Class A common stock valued at $5,235 pursuant to certain agreements. Out of these, certain shares had a stock price downward protection right accordingly, this right was accounted as a derivative liability, which was settled for $410 and accordingly included in the change in fair value of warrants and derivative liabilities in the consolidated statements of operations and comprehensive loss.

NOTE 15—Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The following table presents operating lease commitments as reflected under ASC 840 as of December 31, 2021. Deferred rent for these leases as of December 31, 2021 was $2,508 and was included in other current liabilities and noncurrent liabilities on the consolidated balance sheets.

Year ended December 31,
2022	$3,023
2023	2,231
2024	2,015
2025	1,787
2026	1,599
2027 and thereafter	3,463
Total	$14,118

Post Adoption of ASC 842, as discussed in Note 2 above, right-to-use asset and lease liabilities balances as of January 1, 2022 are as follows:

Operating Leases	As on January 1, 2022
Right-to-use asset, net	$8,534
Current liabilities	$1,611
Non-Current liabilities	$9,415

Right-to-use asset and lease liabilities balances as of December 31, 2022 are as follows:

Operating Leases	As on December 31, 2022
Right-to-use asset, net	$7,388
Current liabilities	$2,137
Non-Current liabilities	$7,877

Supplemental information related to operating leases is as follows:

Particulars	During the year ended December 31, 2022
Long term Operating lease cost	$2,785
Other Short-term lease cost	$487
Cash paid for amounts included in the measurement of lease liabilities	$2,741
Right-to-use assets obtained in exchange for new operating lease liabilities	$1,025
Weighted-average remaining lease term (years) — operating leases	3.2
Weighted-average discount rate — operating leases	6.5%

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of December 31, 2022 are as follows:

2023	$2,723
2024	2,128
2025	1,863
2026	1,676
2027 and thereafter	3,483
Total undiscounted lease commitments	$11,873
Less: Short term leases and interest component	(1,859)
Total discounted operating lease liabilities	$10,014

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$107,354			$107,354
Total assets measured at fair value	$107,354	$—	$—	$107,354
Liabilities
Acquisition-related liabilities			$32,675	$32,675
Total liabilities measured at fair value	$—	$—	$32,675	$32,675

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$8,564	$—	$—	$8,564
Total assets measured at fair value	$8,564	$—	$—	$8,564
Liabilities
Acquisition-related liabilities	$—	$—	$22,957	$22,957
Total liabilities measured at fair value	$—	$—	$22,957	$22,957

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2022 and 2021:

	Warrant liability	Acquisition- related liabilities	Derivative Liability
Balance as of January 1, 2021	$19,700	$23,155	$38,400
Additions	—	12,008	—
Payments made during the year	—	(9,850)	—
Settlement during the year	—	(533)	—
Change in fair value	4,400	(1,823)	600
Extinguishment of the warrants and derivative liabilities	(24,100)	—	(39,000)
Balance as of December 31, 2021	$—	$22,957	$—
Additions	—	7,539	—
Payments made during the year	—	(10,811)	(410)
Change in fair value	—	12,990	410
Balance as of December 31, 2022	$—	$32,675	$—

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

NOTE 17—Related Party Transactions

Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS, amounted to $207 and $249 for the year ended December 31, 2022 and December 31, 2021, respectively, was recognized as direct cost of revenues in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and December 31, 2021, the Company had outstanding payables of $25 and $20, respectively, to CMS and included in the “accounts payable and accrued expenses” in the consolidated balance sheets.

Prior to the acquisition, Kinetic Data Solutions, LLC (“Kinetic”) was an entity in which Caivis Group was the majority stockholder. On September 9, 2020, the Company entered into an agreement with Kinetic, wherein the Company appointed Kinetic as a reseller of its email marketing services to Kinetic’s customers. The Company recognized revenues of $129 during the three months ended March 31, 2021. There were no outstanding amounts from Kinetic as of December 31, 2022 and December 31, 2021.

NOTE 18—Income Taxes

The Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted in August 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The CHIPS Act provides a variety of incentives associated with investments in domestic semiconductor manufacturing and related activities. Both Acts are applicable for tax years beginning after December 31, 2022 and did not have any impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

The components of loss before the (benefit) / provision for income taxes is as follows;

	Year ended December 31,
	2022	2021	2020
Domestic operations	$(281,895)	$(253,462)	$(54,885)
Foreign operations	1,165	3,301	2,579
Loss before income taxes	$(280,730)	$(250,161)	$(52,306)

Current and deferred income taxes / (benefits) on loss from continuing operations are as follows;

	Year ended December 31,
	2022	2021
Current
Federal	$(17)	$—
State and local	69	97
Foreign	1,170	1,790
Total current income taxes	$1,222	$1,887
Deferred:
Federal	$(2,114)	$(1,422)
State and local	(736)	(460)
Foreign	137	(603)
Total deferred income benefits	(2,713)	(2,485)
Income tax (benefit) / provision	$(1,491)	$(598)

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	Year ended December 31,
	2022	2021
Deferred tax assets:
Accounts receivable reserve	$403	$273
Accrued payroll	6,802	4,990
Net operating loss carry forward	32,171	44,675
Stock-based compensation	48,010	24,586
Interest limitation carry forward	3,154	6,012
Fixed assets	—	1,158
Intangible assets	11,329	7,891
Capital losses	1,187	1,170
Research and Development Costs	19,951	—
Accrued expenses and other	3,575	1,220
	126,582	91,975
Less: Valuation allowance	(112,330)	(86,210)
Deferred tax assets	$14,252	$5,765
Deferred tax liabilities:
Fixed assets	(7,135)	(14)
Deferred state income tax and other	(6,372)	(4,795)
Deferred tax liabilities:	(13,507)	(4,809)
Net deferred tax assets	$745	$956

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such an assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is dependent on the Company’s generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. Based on the weight of available evidence including three-year cumulative pre-tax losses, the Company continued to conclude that its U.S. deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required. During the year ended December 31, 2022, the Company’s valuation allowance increased by $26,120.

The following table reconciles the changes in the valuation allowance for the years ended December 31, 2022 and 2021:

Balance as of January 1, 2021	$(52,089)
Increase due to current year pre-tax loss	(34,127)
Others	6
Balance as of December 31, 2021	(86,210)
Increase due to current year pre-tax loss	(26,111)
Others	(9)
Balance as of December 31, 2022	$(112,330)

The difference between the federal statutory rate of 21% and the Company’s effective tax rate is summarized as follows:

	December 31, 2022	December 31, 2021
U.S. federal statutory rate	21.0%	21.0%
State income taxes	4.4%	4.6%
Other permanent differences	(0.5)%	0.7%
Global intangible low-taxed income (GILTI)	(1.2)%	(0.7)%
Non-deductible stock-based compensation	(2.0)%	(3.2)%
Non-deductible officer’s compensation	(11.9)%	(8.1)%
Change in fair value of warrant and derivative liability	—	(0.4)%
Change in valuation allowance	(9.3)%	(13.7)%
State change in tax rate	0.2%	—
Other	(0.2)%	—
Effective tax rate	0.5%	0.2%

For the year ended December 31, 2022 and 2021, the income tax benefit of $1,491 and $598, respectively, relates primarily to (i) the partial release of the Company’s U.S. valuation allowance as certain business combinations consummated during 2022 and 2021 created a source of future taxable income, offset by (ii) an income tax provision for foreign taxes.

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $110,918 of which $21,400 are subject to an annual limitation pursuant to IRC Section 382. Approximately, $66,805 of U.S. federal net operating loss carryforwards expire in varying amounts during 2036 to 2037, if not utilized. These net operating losses are available to offset 100% of future taxable income. The remaining $44,113 of U.S. federal net operating loss may be carried forward indefinitely but are only available to offset 80% of future taxable income.

In addition, the Company had state net operating losses of $105,696 which will expire in varying amounts during 2026 through 2042, if not utilized. The Company also had federal capital loss carryforwards of $4,179 as of December 31, 2022. Capital loss carryforwards are only available to offset capital gain income and will expire in 2023 if not utilized.

As of December 31, 2022, the Company had federal deferred interest carryforwards under IRC Section 163(j) of $9,659. This deferred interest may be carried forward indefinitely but is limited to 30% tax adjusted EBIT.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance as of January 1, 2021	$241
Increase in tax positions for current / prior periods	(18)
Balance as of December 31, 2021	223
Increase in tax positions for current / prior periods	(223)
Balance as of December 31, 2022	$—

As of December 31, 2022 and 2021, there were no amounts accrued for interest and penalties. The Company records both accrued interest and penalties related to income tax matters in the income tax provision in the accompanying consolidated statements of operations and comprehensive loss. The Company does not expect its unrecognized benefits to materially change over the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows.

Jurisdiction	Tax Year
U.S	2019
Czech Republic	2019
India	2020

NOTE 19—401(k) Defined Contribution Plan

The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. During the years ended December 31, 2022 and 2021, the Company accrued employees’ eligible contributions according to the 401(k)-plan document which totaled to $1,438 and $1,050, respectively. The amount of contributions related to the year ended December 31, 2022 was fully paid during 2023.

NOTE 20—Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including redeemable convertible preferred stock, outstanding stock options, warrants, to the extent dilutive, and reduced by the amount of cumulative dividends earned on the preferred shares. However, the unvested restricted stock, restricted stock units and performance stock units as of December 31, 2022 and 2021 of 63,586,775 and 66,708,870, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(279,239)	$(249,563)	$(53,225)
Cumulative redeemable convertible preferred stock dividends	—	7,060	19,571
Numerator for Basic and Dilutive loss per share – loss available to common stockholders	$(279,239)	$(256,623)	$(72,796)
Denominator:
Class A common stock	122,455,432	61,972,951	—
Class B common stock	16,529,833	10,143,209	—
Series A common stock	—	11,904,161	26,108,723
Series B common stock	—	1,372,351	3,054,318
Warrants	—	1,539,519	3,426,368
Denominator for Basic and Dilutive loss per share – weighted-average common stock	138,985,265	86,932,191	32,589,409
Basic loss per share	$(2.01)	$(2.95)	$(2.23)
Dilutive loss per share	$(2.01)	$(2.95)	$(2.23)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Year ended December 31,
	2022	2021	2020
Options	1,096,894	940,653	1,106,220
Warrants	—	—	1,973,763
Preferred stock	—	—	39,223,194
Restricted stock and restricted stock units	66,224,013	70,650,049	85,903,970
Performance stock units	3,186,642	558,904	—

NOTE 21—Other expenses / (income)

The components of other expenses / (income) are detailed as follows:

	Year ended December 31,
	2022	2021	2020
Change in the fair value of acquisition-related liabilities	$12,990	$(1,828)	$299
Loss / (gain) on sale of assets	—	266	(412)
Foreign currency translation loss / (gain)	993	1,283	(13)
Total other expenses / (income)	$13,983	$(279)	$(126)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-255499	4.1	5/7/2021

4.2	Amended and Restated Registration Rights Agreement, dated May 8, 2017, by and among, Zeta Global Holdings Corp. and the Investors party thereto	S-1/A	333-255499	4.2	5/7/2021

4.3	Description of Registrant’s Securities	10-K	001-40464	4.3	2/25/2022

10.1	Form of Indemnification Agreement by and between the Registrant and Each of its Directors and Executive Officers.	S-1/A	333-255499	10.2	5/7/2021

10.2#	Zeta Global Holdings Corp. 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.3	5/7/2021

10.3#	Form of restricted stock agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.4	5/7/2021

10.4#	Form of option agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.5	5/7/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.5#	Zeta Global Holdings Corp. 2017 Equity Incentive Plan	S-1/A	333-255499	10.6	5/7/2021

10.6#	Form of restricted stock agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.7	5/7/2021

10.7#	Form of restricted stock unit agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.8	5/7/2021

10.8#	Form of stock option agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.9	5/7/2021

10.9#	Zeta Global Holdings Corp. 2021 Incentive Award Plan	S-1/A	333-255499	10.10	5/7/2021

10.10#	Form of restricted stock agreement under 2021 Incentive Award Plan.	S-1/A	333-255499	10.11	5/7/2021

10.11#	Form of restricted stock unit agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.12	5/7/2021

10.12#	Form of stock option agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.13	5/7/2021

10.13#	Zeta Global Holdings Corp. 2021 Employee Stock Purchase Plan	S-1/A	333-255499	10.14	5/7/2021

10.14#	Form of amendment to restricted stock agreement under 2008 Stock Option/Stock Issuance Plan and 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.15	5/7/2021

10.15#	Form of amendment to restricted stock unit agreement under 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.16	5/7/2021

10.16#	Form of Employment Agreement by and between Zeta Global Holdings Corp. and David A. Steinberg	S-1/A	333-255499	10.17	5/7/2021

10.17	Form of Exchange Agreement	S-1/A	333-255499	10.18	5/7/2021

10.18#	Form of Employment Agreement by and between Zeta Global Corp. and Steven Gerber	S-1/A	333-255499	10.19	5/7/2021

10.19#	Form of Employment Agreement by and between Zeta Global Corp. and Chris Greiner	S-1/A	333-255499	10.20	5/7/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.20#	Letter Agreement, dated June 29, 2021, by and between Zeta Global Holdings Corp. and Jené Elzie	8-K	001-40464	10.1	6/29/2021

10.21#	Form of performance stock unit agreement under 2021 Incentive Award Plan	10-K	001-40464	10.21	2/25/2022

10.22	Credit Agreement among Zeta Global Corp., Zeta Global Holdings Corp., Certain Subsidiaries, The Lenders Party, Bank of America, and BofA Securities, Inc.	S-1	333-255499	10.1	4/26/2021

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA GLOBAL HOLDINGS CORP.

Date: February 24, 2023	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David Steinberg	Chief Executive Officer, Director	February 24, 2023
David Steinberg	(Principal Executive Officer)

/s/ Christopher Greiner	Chief Financial Officer	February 24, 2023
Christopher Greiner	(Principal Financial Officer)

/s/ Satish Ravella	SVP - Finance	February 24, 2023
Satish Ravella	(Principal Accounting Officer)

/s/ Jené Elzie	Director	February 24, 2023
Jené Elzie

/s/ William Landman	Director	February 24, 2023
William Landman

/s/ Robert Niehaus	Director	February 24, 2023
Robert Niehaus

/s/ William Royan	Director	February 24, 2023
William Royan

/s/ John Sculley	Director	February 24, 2023
John Sculley

/s/ Jeanine Silberblatt	Director	February 24, 2023
Jeanine Silberblatt