Form 10-Q
period 2023-03-31
Zeta Global Holdings Corp.
filed 2023-05-05
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large-accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2023, 180,590,946 shares of the registrant’s Class A common stock and 31,723,379 shares of registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”), may materially affect such forward-looking statements:

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
•
Our infrastructure depends on third-party data centers, systems and technologies to operate our business, the disruption of which could adversely affect our business, results of operations and financial condition; and
•
The impact of the COVID-19 pandemic, or effect of any future epidemics, pandemics or public health crises on the global economy, our customers, employees and business; or
•
Other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Zeta,” “Zeta Global,” “we,” “us,” “our” or “the Company” refer to Zeta Global Holdings Corp.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$107,794	$121,110
Accounts receivable, net of allowance of $2,048 and $1,882 as of March 31, 2023 and December 31, 2022, respectively	109,405	106,322
Prepaid expenses	6,606	7,150
Other current assets	2,232	1,866
Total current assets	226,037	236,448
Non-current assets:
Property and equipment, net	5,990	5,981
Website and software development costs, net	35,371	36,713
Right-to-use asset - operating leases, net	6,931	7,388
Intangible assets, net	50,827	44,358
Goodwill	141,018	133,069
Deferred tax assets, net	760	745
Other non-current assets	2,917	1,800
Total non-current assets	$243,814	$230,054
Total assets	$469,851	$466,502
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	38,485	$33,668
Accrued expenses	65,570	72,364
Acquisition-related liabilities (current)	15,910	14,743
Deferred revenue	3,708	2,228
Other current liabilities	6,372	5,707
Total current liabilities	130,045	128,710
Non-current liabilities:
Long-term borrowings	183,840	183,953
Acquisition-related liabilities (non-current)	18,576	17,932
Other non-current liabilities	7,464	7,877
Total non-current liabilities	209,880	209,762
Total liabilities	$339,925	$338,472
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 175,724,392 and 175,266,917 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	176	175
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 31,723,379 and 32,099,302 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	959,627	900,924
Accumulated deficit	(828,011)	(771,056)
Accumulated other comprehensive loss	(1,898)	(2,045)
Total stockholders’ equity	129,926	128,030
Total liabilities and stockholders' equity	$469,851	$466,502

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Revenues	$157,602	$126,268
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	54,350	41,725
General and administrative expenses	52,601	53,349
Selling and marketing expenses	72,549	68,918
Research and development expenses	18,519	17,231
Depreciation and amortization	11,825	12,766
Acquisition-related expenses	203	344
Total operating expenses	$210,047	$194,333
Loss from operations	(52,445)	(68,065)
Interest expense	2,448	1,298
Other expenses	1,864	5,273
Total other expenses	$4,312	$6,571
Loss before income taxes	(56,757)	(74,636)
Income tax provision/(benefit)	198	$(2,599)
Net loss	$(56,955)	$(72,037)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	(147)	244
Total comprehensive loss	$(56,808)	$(72,281)
Net loss per share
Net loss available to common stockholders	$(56,955)	$(72,037)
Basic loss per share	$(0.38)	$(0.54)
Diluted loss per share	$(0.38)	$(0.54)
Weighted average number of shares used to compute net loss per share
Basic	150,045,840	134,084,703
Diluted	150,045,840	134,084,703

The Company recorded stock-based compensation under respective lines of the above unaudited consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2023	2022
Cost of revenues (excluding depreciation and amortization)	$858	$1,162
General and administrative expenses	24,182	29,775
Selling and marketing expenses	33,036	36,807
Research and development expenses	6,386	5,992
Total	$64,462	$73,736

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2023[1]	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Restricted stock grants	814,177	1	—	-	(1)	-	-	-
Shares repurchased	(329,474)	-	(325,923)	-	(6,551)	-	-	(6,551)
Restricted stock forfeitures	(208,969)	-	—	-	-	-	-	-
Class B common stock transferred to Class A common stock	50,000	-	(50,000)	-	-	-	-	-
Options exercised	8,500	-	—	-	41	-	-	41
Stock-based compensation	-	-	—	-	65,214	-	-	65,214
Restricted stock units vesting	123,241	-	—	-	-	-	-	-
Foreign currency translation adjustment	-	-	—	-	-	-	147	147
Net loss	-	-	—	-	-	(56,955)	-	(56,955)
Balance as of March 31, 2023[2]	175,724,392	$176	31,723,379	$32	$959,627	$(828,011)	$(1,898)	$129,926

1. Includes 132,909,894 outstanding Class A common stock, 15,512,217 outstanding Class B common stock, 42,357,023 unvested Class A restricted stock and 16,587,085 unvested Class B restricted stock.

2. Includes 137,203,338 outstanding Class A common stock, 16,105,977 outstanding Class B common stock, 38,521,054 unvested Class A restricted stock and 15,617,402 unvested Class B restricted stock.

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022[3]	159,974,847	160	37,856,095	38	584,208	(491,817)	(2,101)	90,488
Shares issued in connection with certain agreements	1,026,785	1	-	—	11,082	—	—	11,083
Restricted stock grants	4,162,159	4	—	—	(4)	—	—	—
Restricted stock forfeitures	(717,505)	(1)	—	—	1	—	—	—
Class B common stock transferred to Class A common stock	1,000,000	1	(1,000,000)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	74,990	—	—	74,990
Options exercised	15,500	—	—	—	65	—	—	65
Foreign currency translation adjustment	—	—	—	—	—	—	(244)	(244)
Net loss	—	—	—	—	—	(72,037)	—	(72,037)
Balance as of March 31, 2022[4]	165,461,786	165	36,856,095	37	670,342	(563,854)	(2,345)	104,345

3. Includes 115,456,543 outstanding Class A common stock, 18,419,260 outstanding Class B common stock, 44,518,304 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

4. Includes 117,498,828 outstanding Class A common stock, 17,419,260 outstanding Class B common stock, 47,962,958 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(56,955)	$(72,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,825	12,766
Stock-based compensation	64,462	73,736
Deferred income taxes	(42)	(2,870)
Change in fair value of acquisition-related liabilities	1,652	5,345
Others, net	46	386
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(2,015)	9,577
Prepaid expenses	527	233
Other current assets	(366)	(173)
Other non-current assets	(112)	(432)
Deferred revenue	1,380	(1,181)
Accounts payable	5,196	(2,438)
Accrued expenses and other current liabilities	(5,538)	(1,607)
Other non-current liabilities	44	(122)
Net cash provided by operating activities	20,104	21,183
Cash flows from investing activities:
Capital expenditures	(5,164)	(6,743)
Website and software development costs	(4,900)	(4,465)
Acquisitions and other investments, net of cash acquired	(15,852)	(9,157)
Net cash used for investing activities	(25,916)	(20,365)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(980)	(647)
Proceeds from credit facilities, net of issuance cost	2,813	1,406
Exercise of options	41	65
Repurchase of shares	(6,533)	-
Repayments against the credit facilities	(2,813)	(1,406)
Net cash used for financing activities	(7,472)	(582)
Effect of exchange rate changes on cash and cash equivalents	(32)	(232)
Net (decrease) / increase in cash and cash equivalents	(13,316)	4
Cash and cash equivalents, beginning of period	121,110	103,859
Cash and cash equivalents, end of period	$107,794	$103,863
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$2,464	$1,221
Cash paid for income taxes, net of refund	$46	$123
Liability established in connection with acquisitions	$2,791	$12,884
Capitalized stock-based compensation as website and software development costs	$752	$1,254
Shares issued in connection with acquisitions and other agreements	$-	$11,083
Non-cash consideration for website and software development costs	$219	$291

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

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2023, the results of operations, comprehensive loss and stockholders’ equity for the three-months ended March 31, 2023 and 2022, respectively, and cash flows for the three-months ended March 31, 2023, and 2022, respectively. The results of operations for the three-months ended March 31, 2023 and 2022, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2022, which was included in Form 10-K filed with the SEC on February 24, 2023.

The accompanying condensed unaudited consolidated financial statements include the accounts of Zeta and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. Certain reclassifications have been made to amounts presented in our condensed unaudited consolidated statement of cash flows for the three months ended March 31, 2022 to conform to the presentation for the three months ended March 31, 2023.

(b) Revenue Recognition

Revenue arises primarily from the Company’s technology platform via subscription fees, volume-based utilization fees and fees for professional services designed to maximize the customer usage of technology.

Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration we expect to be entitled to an exchange for those services. Sales and other taxes collected by the Company concurrent with revenue-producing activities are excluded from revenues.

When the Company enters into contracts with third parties in which the Company is acting as both a vendor and a customer, the Company performs an assessment of the goods or services transferred and presents the revenue and expense based on the fair value of the goods or services provided or received.

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $5,173 and $2,325 as of March 31, 2023 and December 31, 2022, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the three months ended March 31, 2023 and 2022, the Company billed and collected $3,096 and $14,643 in advance, respectively, and recognized $1,616 and $15,810, respectively, as revenues. As of March 31, 2023 and December 31, 2022, the deferred revenues were $3,708 and $2,228, respectively.

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

As of March 31, 2023, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $54,600 and $75,700, respectively.

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

The following table summarizes disaggregation for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
	2023	2022
Direct platform revenues	71%	81%
Integrated platform revenues	29%	19%

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

The Company accounts for all stock options and restricted shares granted prior to the IPO using a fair value-based method. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation is recognized over the expected life of the option. The fair value of the restricted shares granted prior to the IPO was determined using the Monte-Carlo simulation method and for the restricted shares granted post-IPO is based on the Company’s closing stock price as of the day prior to the date of the grants. The Company accounts for the forfeitures, as they occur. The Company uses the graded vesting attribution method to recognize the stock-based compensation.

The Company accounts for its PSU awards based on the fair value determined using the Monte Carlo simulation method and for its ESPP plan using the Black-Scholes-Merton model, by a third-party valuation firm engaged by the Company. The Company recognizes the stock-based compensation related to these plans on a straight-line basis over the vesting terms associated with these plans.

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

Revenues by geographical region consisted of the following;

	Three months ended March 31,
	2023	2022
US	$150,406	$119,988
International	7,196	6,280
Total revenues	$157,602	$126,268

Total long-lived assets (including right-to-use asset) by geographical region consisted of the following;

	As of
	March 31, 2023	December 31, 2022
US	$46,209	$47,858
International	2,083	2,224
Total long-lived assets	$48,292	$50,082

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2023 and 2022.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of March 31, 2023 and December 31, 2022, respectively, there was no customer that represented more than 10% of accounts receivables balance as of each of those dates. The Company continuously monitors whether there is an expected credit loss arising from customers and accordingly make provisions as warranted. As of the three months ended March 31, 2023, no provision was warranted or recorded.

(f) Operating leases:

On January 1, 2022, the Company adopted ASC 842, Leases, and recognized right to use assets and operating lease liabilities in its consolidated balance sheets. The Company held an emerging growth company status for 2022, therefore it elected the option to present the impact of adoption within the annual financial statements for the year ended December 31, 2022 and interim statements thereafter.

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

As the rate implicit for each of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Right-of-use assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense is a combination of interest on lease liability and amortization of right-of-use assets. Operating lease expenses are included in general and administrative expenses in the condensed unaudited consolidated statements of operations and comprehensive loss. Refer to "Note 10 - Leases" for additional information.

New accounting pronouncements

In October 2021, the FASB released ASU No. 2021-08, Business Combinations (Topic 805)- Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption, however early adoption is permitted. The guidance is applicable and as such adopted by the Company beginning from January 1, 2023. However, the adoption of ASU 2021-08 did not have any material impact on the Company's condensed unaudited consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was subsequently amended in November 2018 through ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” ASU No. 2016-13 requires entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model affects how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. As per the latest ASU 2020-02, FASB deferred the timelines for certain small public and private entities, thus the Company adopted the new guidance for the annual reporting period beginning January 1, 2023 and interim periods within that reporting period. The standard applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of new ASU did not have any material impact on the Company's condensed unaudited consolidated financial statements.

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of March 31, 2023			As of December 31, 2022
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$29,627	$10,711	$18,916	$25,314	$8,242	$17,072
Tradenames	2,720	2,664	56	2,720	2,650	70
Completed technologies	35,212	23,032	12,180	28,792	22,320	6,472
Customer relationships	71,659	51,984	19,675	71,099	50,355	20,744
Total intangible assets	$139,218	$88,391	$50,827	$127,925	$83,567	$44,358

Amortization expense of intangibles for the three months ended March 31, 2023 and 2022 was $4,824 and $5,812, respectively.

Weighted average useful life of the unamortized intangibles as of March 31, 2023 was 3.26 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of March 31, 2023
Year ended December 31,
Remaining nine months of 2023	$15,598
2024	16,335
2025	10,334
2026	4,630
2027	2,462
2028 and thereafter	1,468
Total	$50,827

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2023	$133,069
Acquisition of WhatCounts	7,944
Foreign currency translation	5
Balance as of March 31, 2023	$141,018

There were no events during the three months ended March 31, 2023 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of March 31, 2023 and December 31, 2022.

(a) WhatCounts, Inc.

On March 1, 2023, the Company entered into an asset purchase agreement with the Output Services Group, Inc. to purchase certain assets of WhatCounts, Inc. ("WhatCounts"), including customer contracts, technology assets and certain employees who were engaged in these businesses.

The Company concluded the transaction represents an acquisition of a business under ASC 805, Business Combinations. The total consideration of WhatCounts acquisition is $15,990, including $1,011 as estimated earn-outs based on the achievement of certain operating targets of the acquired businesses, and $128 as working capital adjustment. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $560 as customer relationships intangibles, $6,420 as completed technologies, $7,944 as goodwill and $1,066 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 3.2 years.

Prior to the acquisition, WhatCounts' technology asset was being used as an Email Service Provider (“ESP”) serving large enterprises, the middle market, and Small and Medium Businesses (“SMBs”). Therefore, the Company paid a premium to acquire these assets, which is represented as Goodwill in the above purchase price allocation. The Company incurred $203 as acquisition-related expenses related to this acquisition.

Goodwill acquired by the Company in its WhatCounts acquisition is deductible for tax purposes.

(b) ArcaMax Publishing, Inc.

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

6.
Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	WhatCounts	Total
Balance as of January 1, 2023	$8,000	$1,360	$892	$2,300	$10,301	$9,822	$-	$32,675
Additions	-	-	-	-	-	-	1,139	1,139
Payments made during the period	-	-	-	-	-	(980)	-	(980)
Change in fair value of earn-out	-	-	-	76	1,154	422	-	1,652
Balance as of March 31, 2023	$8,000	$1,360	$892	$2,376	$11,455	$9,264	$1,139	$34,486

During the three months ended March 31, 2023, the businesses acquired by the Company in its Apptness and ArcaMax acquisitions have performed better than the estimates used for the initial purchase price allocation, as such the Company recorded the changes in the fair value of the earn-outs, which are included in "other expenses" on the condensed unaudited consolidated statements of operations and comprehensive loss and "others, net" on the condensed unaudited consolidated statements of cash flows.

The Company is a party to a litigation matter in relation to certain acquisition-related liabilities for its eBay CRM acquisition dated November 2, 2015. The Company has recorded a liability of $8,000 as of March 31, 2023, which is still being contested by the Company and in view of the numerous legal, technical and factual issues involved in these lawsuits, the Company may resolve the remaining liabilities in any amount higher or lower than the accruals.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of March 31, 2023	As of December 31, 2022
Credit facility	$185,000	$185,000
Less:
Unamortized deferred financing cost	(1,160)	(1,047)
Long-term borrowings	$183,840	$183,953

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. On March 23, 2023, the Company entered a $25,000 incremental revolving facility commitment (the “2023 Incremental Revolving Commitment”), thereby increasing the total credit facility of the Company to $247,500. Out of the total credit facility, $54,063 remains undrawn as of March 31, 2023. In addition, the Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a SOFR rate of no lower than SOFR+2.125% and no higher than SOFR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the three months ended March 31, 2023 was 6.9%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the three months ended March 31, 2023, the Company borrowed $2,813 against the revolver facility and repaid the same amount against the term loan under the credit facility.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of March 31, 2023, the applicable total leverage ratio and fixed charge coverage ratio were 2.75 and 1.25, respectively, and the Company was in compliance with these covenants.

As of March 31, 2023, the repayment schedule for the long-term borrowings was as follows:

As of March 31, 2023
Year ended December 31,
Remaining nine months of 2023	$8,437
2024	11,250
2025	16,875
2026	148,438
Total*	$185,000

*Includes $11,250 repayable against the term loan facility within the twelve-month period ending March 31, 2024. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of March 31, 2023.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of March 31, 2023, the Company was party to outstanding purchase contracts as follows:

As of March 31, 2023
Year Ended December 31,
Remaining nine months of 2023	$25,398
2024	32,142
2025	8,399
2026	1,995
2027	570
Total	$68,504

(b) Lease commitments

Refer to "Note 10. Leases" for Company's future lease commitments.

(c) Other contingencies

The Company is a party to various litigations and administrative proceedings related to claims arising from its operations in the ordinary course of business including in relation to certain contingent purchase price obligations noted above. The Company records provisions for losses when claims become probable, and the amounts are estimable. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes that the resolution of the matters will not have a material effect on the Company’s business, results of operations, financial condition, or cash flows. See “Note 6. Acquisition-Related Liabilities” for additional information.

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

In connection with the IPO, the Company adopted the Zeta Global Holdings Corp. 2021 Incentive Award Plan (the “2021 Plan”), which was effective as of the day prior to the first public trading date of our Class A common stock. All restricted stock, restricted stock units and options granted since the IPO have been granted under the 2021 Plan. Under the 2021 Plan, with certain exceptions as permitted by the 2021 Plan, 25% of the shares shall vest upon the first anniversary of the grant date and balance shall vest in equal quarterly installments over the remainder of a four year term.

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $64,462 and $73,736, respectively.

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

During the three months ended March 31, 2023, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO, such that the modification accelerated the vesting of those grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the three months ended March 31, 2023.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2023	60,107,275	$10.72
Granted (1)	864,177	9.25
Vested	(5,534,101)	10.56
Forfeited (2)	(227,421)	10.06
Non-vested as of March 31, 2023 (3)	55,209,930	$10.72

(1)
During the three months ended March 31, 2023, the Company granted 814,177 restricted stock and 50,000 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the three months ended March 31, 2023, 208,969 restricted stock and 18,452 restricted stock units were forfeited.
(3)
Includes 38,521,054 unvested Class A restricted stock, 15,617,402 unvested Class B restricted stock and 1,071,474 unvested restricted stock units as of March 31, 2023.

Stock options

Following is the summary of transactions under the Company’s stock option plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding options as of January 1, 2022	887,662	$3.53	4.19	$5.28
Granted	575,250	10.82	—	—
Exercised	(315,430)	0.63	—	—
Forfeited	(30,990)	10.83	—	—
Outstanding options as of December 31, 2022	1,116,492	$7.90	6.67	$0.59
Granted	—	-
Exercised	(8,500)	4.86
Forfeited	(11,150)	10.83
Outstanding options as of March 31, 2023	1,096,842	$7.90	6.41	$3.26

The Company did not issue any options during the three months ended March 31, 2023.

Performance Stock Unit (“PSU”) Award

Under the 2021 Plan, the Compensation Committee of the Board of Directors approved the grant of PSUs to certain employees during the year ended on December 31, 2022 and 2021. Each PSU represents the right to receive shares of Class A common stock as set forth in the PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time (if ever) the PSUs are earned and have vested. Each PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A common stock if the PSUs are earned and vested. Upon achievement of certain price conditions, the PSUs could result in the issuance of up to 500% of the PSUs granted in Class A common stock. Such number of shares of Class A common stock shall be earned as a percentage of the PSUs granted, based on the 20-day volume-weighted average closing price per share (“VWAP”) for each quarter. The number of PSUs earned for such quarter shall be reduced by the number of PSUs, if any, earned in any prior quarter.

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

As of March 31, 2023, the Company had 3,479,500 outstanding PSUs with the weighted average grant date fair value of $12.38.

The Company did not issue any PSUs during the three months ended March 31, 2023.

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

The fair value of the offering that commenced on December 1, 2022 was estimated at $3.69 per share, and expected to result in an issuance of approximately 212,998 shares of Class A common stock under this offering that will end on May 31, 2023.

Unrecognized compensation expense

The Company has $303,809 of unrecognized compensation expense related to its 55,209,930 unvested restricted stock and restricted stock units, 3,479,500 performance stock units, 533,110 unvested options and approximately 212,998 shares of Class A common stock to be issued under the ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.06 years.

10. Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balances for right-to-use asset and lease liabilities are as follows:

Operating Leases	As of March 31, 2023	As of December 31, 2022
Right-to-use asset, net	$6,931	$7,388
Current liabilities	$2,030	$2,137
Non-Current liabilities	$7,464	$7,877

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of March 31, 2023 are as follows:

As of March 31, 2023
Year Ended December 31,
Remaining nine months of 2023	$1,947
2024	2,134
2025	1,865
2026	1,677
2027 and thereafter	3,483
Total undiscounted lease commitments	$11,106
Less: Short term leases and interest component	(1,612)
Total discounted operating lease liabilities	$9,494

11. Stockholders’ Equity

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

During the three months ended March 31, 2023, the Company repurchased 655,397 shares for a value of $6,551, including shares repurchased in conjunction with tax withholdings for the executives. As of March 31, 2023, $33,841 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the three months ended March 31, 2023, 50,000 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$83,884	$—	$—	$83,884
Total assets measured at fair value	$83,884	$—	$—	$83,884
Liabilities
Acquisition-related liabilities	$—	$—	$34,486	$34,486
Total liabilities measured at fair value	$—	$—	$34,486	$34,486

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$107,354	$—	$—	$107,354
Total assets measured at fair value	$107,354	$—	$—	$107,354
Liabilities
Acquisition-related liabilities	$—	$—	$32,675	$32,675
Total liabilities measured at fair value	$—	$—	$32,675	$32,675

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2023:

Acquisition related liabilities
Balance as of January 1, 2023	$32,675
Additions, net of payments	159
Change in fair value	1,652
Balance as of March 31, 2023	$34,486

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

13. Related Party Transactions

Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS, amounted to $52 and $47 for the three months ended March 31, 2023 and March 31, 2022, respectively, was recognized as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss. As of March 31, 2023 and December 31, 2022, the Company had outstanding payables of $25 and $25, respectively, to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets.

14. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2023, the Company recorded an income tax provision of $198. The effective tax rate for the three months ended March 31, 2023 was negative 0.3% on a pre-tax loss of $56,757.

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

15.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, restricted stock units and performance stock units as of March 31, 2023 and 2022 of 58,689,430 and 72,143,160 respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(56,955)	$(72,037)
Denominator:
Class A common stock	134,420,357	116,232,110
Class B common stock	15,625,483	17,852,593
Denominator for Basic and Dilutive loss per share – weighted-average common stock	150,045,840	134,084,703
Basic loss per share	$(0.38)	$(0.54)
Dilutive loss per share	$(0.38)	$(0.54)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended March 31,
	2023	2022
Options	1,109,592	880,846
Restricted stock and restricted stock units	58,773,013	67,499,127
Performance stock units	3,186,642	2,291,800

16.
Subsequent Events

On April 19, 2023, the Compensation Committee of the Board of Directors approved the grant of 1,538,925 PSUs under the Company’s 2021 Incentive Award Plan. Upon achievement of certain conditions, the PSUs could result in the issuance of up to 4,616,775 shares of Class A common stock, through the achievement period that ends on December 31, 2027. Further, the Compensation Committee also approved 4,105,425 restricted stock awards to be granted for certain employees. These awards will vest based on the vesting schedule of such awards under 2021 Incentive Award Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Reports"), and in Part II, Item IA “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

The ZMP empowers our customers to personalize consumer experiences at scale across multiple touchpoints. Marketing programs are created and orchestrated by our customers through automated workflows and sophisticated dashboards. Our Consumer Data Platform, or CDP+, ingests, analyzes and distills disparate data points to generate a single view of a consumer, encompassing identity, profile characteristics, behaviors and purchase intent, which is then made accessible through a single console. Our Opportunity Explorer synthesizes Zeta’s proprietary data and data generated by our customers to uncover consumer insights that are translated into marketing programs designed for highly targeted audiences across digital channels, including email, SMS, websites, applications, social media, CTV and chat.

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in the Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part 1, Item 1A “Risk Factors” of our 2022 Annual Report as well as in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

Key Business Metrics

We review several key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance companies such as ours, with recurring revenue streams.

Scaled customers increased 14%, to 411 as of March 31, 2023 compared to 359 as of March 31, 2022. Of our scaled customers, 110 and 99 were super-scaled customers as of March 31, 2023 and March 31, 2022, respectively.

Scaled customer ARPU increased 10%, to $374,052 for the three months ended March 31, 2023 compared to $341,265 for the three months ended March 31, 2022, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers was $1.2 million (across 110 customers) and $1.0 million (across 99 customers) for the three months ended March 31, 2023 and 2022, respectively, due to the significant additions to the number of scaled customers in this category.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages application programming interface (“API”) integrations with third parties. For the three months ended March 31, 2023 and 2022, we derived 71% and 81% of our revenues from direct platforms, respectively, and 29% and 19% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Estimates.”

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

Selling and marketing expenses

Selling and marketing expenses primarily consist of employee-related costs, including salaries, bonuses, employee benefits costs, stock-based compensation and commission costs for our sales and marketing personnel. Selling and marketing expenses also include costs for market development programs, advertising, promotional and other marketing activities. We intend to continue to invest in marketing initiatives and as a result we expect selling and marketing expenses to increase in absolute dollars in future periods. Selling and marketing expenses as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in these functions over the long term.

Research and development expenses

Research and development expenses primarily consist of employee-related costs, including salaries, bonuses and employee benefit costs, stock-based compensation associated with engineering and IT services associated with the ongoing research and maintenance of internal use software. We expect to continue to invest in research and development in order to develop our technology platform to drive incremental value and growth and as a result we expect that research and development expenses may fluctuate from period to period as a percentage of revenue over the long term.

Depreciation and amortization

Depreciation and amortization relate to property and equipment, website and software development costs as well as acquisition-related and other acquired intangible assets. We record depreciation and amortization using straight-line method over the estimated useful life of the assets.

Acquisition-related expenses

Acquisition-related expenses primarily consist of legal fees associated with certain business combinations and address disputes related to those transactions. It also includes retention bonuses agreed to be paid to employees related to one-time events such as an acquisition or a significant transaction. We expect that acquisition-related expenses will be correlated with future acquisitions (if any), which could be greater than or less than our historic levels.

Restructuring expenses

Restructuring expenses consists primarily of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels. We did not have any such restructuring activities during the three months ended March 31, 2023 and 2022.

Interest expense

Interest expense primarily consists of interest payable on our long-term borrowings, net of interest earned on our short term investments in money market accounts and other short term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

Other expenses

Other expense primarily consists of changes in fair value of acquisition-related liabilities, gains and losses on sale of assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rate and the remeasurement of acquisition-related liabilities, which depends on the performance of our acquisitions and could be greater than or less than our historic levels.

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds. The change in fair value of warrants and derivative liabilities depends on external valuation-related factors. As of March 31, 2023 and 2022, the Company did not have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

Income tax provision / (benefit)

The Company’s income tax provision / (benefit) consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, employee stock purchase plan (“ESPP”), performance stock units (“PSUs”) and stock options granted to employees, consultants or advisors and non-employee directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. See "Note 9. Stock-Based Compensation" of our condensed unaudited consolidated financial statements for further details.

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2023	2024	2025	2026	2027	Total
$139,031	$103,512	$47,553	$13,572	$141	$303,809

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended March 31,
	2023	2022
Revenues	$157,602	$126,268
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	54,350	41,725
General and administrative expenses	52,601	53,349
Selling and marketing expenses	72,549	68,918
Research and development expenses	18,519	17,231
Depreciation and amortization	11,825	12,766
Acquisition - related expenses	203	344
Total operating expenses	$210,047	$194,333
Loss from operations	(52,445)	(68,065)
Interest expense	2,448	1,298
Other expenses	1,864	5,273
Total other expenses	$4,312	$6,571
Loss before income taxes	(56,757)	(74,636)
Income tax provision / (benefit)	198	(2,599)
Net loss	$(56,955)	$(72,037)

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues

	Three months ended March 31,		Change
	2023	2022	Amount	%
Revenues	$157,602	$126,268	$31,334	24.8%

Revenues increased by $31.3 million, or 24.8%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in revenues is attributable to incremental revenues of $14.8 million from existing customers and $16.6 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended March 31,		Change
	2023	2022	Amount	%
Cost of revenues (excluding depreciation and amortization)	$54,350	$41,725	$12,625	30.3%

Cost of revenues (excluding depreciation and amortization) increased by $12.6 million, or 30.3%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily driven by $12.4 million in incremental media costs and other employee related costs of $0.5 million, this increase is partially offset by lower stock-based compensation of $0.3 million.

General and administrative expenses

	Three months ended March 31,		Change
	2023	2022	Amount	%
General and administrative expenses	$52,601	$53,349	$(748)	(1.4)%

General and administrative expenses decreased by $0.7 million, or 1.4%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was primarily driven by lower stock-based compensation of $5.6 million, which is partially offset by higher professional services fees of $2.4 million, computer and telecom related expenses of $1.7 million and other employee related cost of 0.8 million.

Selling and marketing expenses

	Three months ended March 31,		Change
	2023	2022	Amount	%
Selling and marketing expenses	$72,549	$68,918	$3,631	5.3%

Selling and marketing expenses increased by $3.6 million, or 5.3%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily driven by higher employee-related costs of $6.6 million and other sales and marketing-related expenses of $0.9 million, which is partially offset by lower stock-based compensation of $3.8 million.

Research and development expenses

	Three months ended March 31,		Change
	2023	2022	Amount	%
Research and development expenses	$18,519	$17,231	$1,288	7.5%

Research and development expenses increased by $1.3 million, or 7.5%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily driven by increase in consulting fee of $0.6 million, higher stock-based compensation of $0.4 million and other employee-related costs of $0.3 million.

Depreciation and amortization

	Three months ended March 31,		Change
	2023	2022	Amount	%
Depreciation and amortization	$11,825	$12,766	$(941)	(7.4)%

Depreciation and amortization decreased by $0.9 million, or 7.4%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was driven by lower amortization expense of $1.0 million related to intangible assets.

Acquisition-related expenses

	Three months ended March 31,		Change
	2023	2022	Amount	%
Acquisition-related expenses	$203	$344	$(141)	(41.0)%

Acquisition-related expenses decreased by $0.1 million, or 41.0%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by lower legal and professional fees incurred for our business combinations.

Interest expense

	Three months ended March 31,		Change
	2023	2022	Amount	%
Interest expense	$2,448	$1,298	$1,150	88.6%

Interest expense increased by $1.2 million, or 88.6%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of increases in interest rates in recent period. This increase was partially offset by higher income earned on our money market accounts and short term deposits.

Other expenses

	Three months ended March 31,		Change
	2023	2022	Amount	%
Other expenses	$1,864	$5,273	$(3,409)	(64.7)%

Other expenses decreased by $3.4 million, or 64.7%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was primarily driven by lower changes in fair value of acquisition-related liabilities recorded during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Income tax provision / (benefit)

	Three months ended March 31,		Change
	2023	2022	Amount	%
Income tax provision / (benefit)	$198	$(2,599)	$2,797	(107.6)%

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $0.2 million and income tax benefit of $2.6 million, respectively, yielding an effective tax rate of negative 0.3% and 3.5%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net loss adjusted for interest expense, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring IPO related expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of our IPO, and other expenses. Acquisition-related expenses primarily consist of legal fees associated with certain business combinations and restructuring expenses are severance and other employee-related costs which we do not expect to incur in the future, which may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other (income) / expenses consists of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring IPO related expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to-period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net loss.

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended March 31,
	2023	2022
Net loss	$(56,955)	$(72,037)
Net loss margin	36.1%	57.1%
Add back:
Depreciation and amortization	11,825	12,766
Acquisition-related expenses	203	344
Stock-based compensation	64,462	73,736
Other expenses	1,864	5,273
Interest expense	2,448	1,298
Income tax provision / (benefit)	198	(2,599)
Adjusted EBITDA	$24,045	$18,781
Adjusted EBITDA margin	15.3%	14.9%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of March 31, 2023, we had cash and cash equivalents of $107.8 million and net working capital, consisting of current assets less current liabilities, of $96.0 million. As of March 31, 2023, we had an accumulated deficit of $828.0 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months and thereafter for the foreseeable future. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" in our 2022 Annual Report. In the future, we may attempt to raise additional capital through sales of equity securities or through equity-linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2023	2022
Net cash provided by / (used for):
Cash provided by operating activities	$20,104	$21,183
Cash used for investing activities	(25,916)	(20,365)
Cash used for financing activities	(7,472)	(582)
Effect of exchange rate changes on cash and cash equivalents	(32)	(232)
Net increase in cash and cash equivalents	$(13,316)	$4

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities of $20.1 million resulted primarily from adjusted non-cash items of $77.9 million, more than offsetting our net loss of $57.0 million. Non-cash items include stock-based compensation of $64.5 million, depreciation and amortization of $11.8 million, and a change in fair value of acquisition-related liabilities of $1.7 million. Changes in working capital were primarily driven by an increase in accounts receivable of $2.0 million, other current assets of $0.4 million and a decrease in accrued expenses and other current liabilities of $5.5 million, partially offset by an increase in accounts payable of $5.2 million, deferred revenue of $1.4 million and a decrease in prepaid expenses of $0.5 million.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2023, we used $25.9 million of cash in investing activities, primarily consisting of capital expenditures of $5.2 million (including a $4.3 million investment in data and partnership agreements), business and asset acquisitions of $15.9 million and website and software development costs of $4.9 million.

For the three months ended March 31, 2022, we used $20.4 million of cash in investing activities, primarily consisting of business and asset acquisitions of $9.2 million, capital expenditures of $6.7 million (including a $6.1 million investment in data and partnership agreements) and website and software development costs of $4.5 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, we used $7.5 million of cash in financing activities, primarily due to the repurchase of $6.5 million of common stock under our repurchase and RSA withholdings program and payment of acquisition-related liabilities of $1.0 million.

For the three months ended March 31, 2022, net cash used for financing activities of $0.6 million was primarily due to payments made against acquisition-related liabilities.

Debt

As of March 31, 2023, we have $183.8 million (net of $1.2 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

On February 3, 2021, we entered into a $222.5 million Senior Secured Credit Facility, which was used to fully repay and terminate our previous credit agreement. On March 23, 2023, we entered into a $25.0 million incremental revolving facility commitment (the “2023 Incremental Revolving Commitment”), thereby increasing our total credit facility to $247.5 million. Borrowings under the debt are $185 million and bear interest payable quarterly ranging from SOFR plus 2.125% to SOFR plus 2.625% based on our consolidated net leverage ratio stated in the credit agreement. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026.

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

During the three months ended March 31, 2023, we borrowed $2.8 million against the revolver facility and repaid the same amount against the term loan under the credit facility.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2022 Annual Report.

Share Repurchase and RSA Withholding Program

In August 2022, the Company's Board of Directors authorized a share repurchase and withholding program (the “2022 SRP”) authorizing the repurchase up to $50 million of our outstanding Class A common stock through December 31, 2024 and authorizing withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2022 Annual Report.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. As of March 31, 2023, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $185 million debt, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of March 31, 2023, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expenses by $1.9 million. There were no material changes in market risk exposures as of March 31, 2023.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended March 31, 2023 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2023 – January 31, 2023	-	$—	-	$40.4
February 1, 2023 – February 28, 2023	24,757	$9.17	24,757	$40.2
March 1, 2023 – March 31, 2023	630,640	$10.03	630,640	$33.8
Total	655,397		655,397

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

10.1	Second Amendment to Credit Agreement among Zeta Global Corp., Zeta Global Holdings Corp., Certain Subsidiaries, the lenders party thereto, Bank of America, and BofA Securities, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

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

Zeta Global Holdings Corp.

Date: May 5, 2023	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer and Chairperson (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)