Form 10-Q
period 2023-06-30
Zeta Global Holdings Corp.
filed 2023-08-03
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, 182,443,695 shares of the registrant’s Class A common stock and 31,723,379 shares of the registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$117,066	$121,110
Accounts receivable, net of allowance of $3,030 and $1,882 as of June 30, 2023 and December 31, 2022, respectively	122,023	106,322
Prepaid expenses	5,393	7,150
Other current assets	2,062	1,866
Total current assets	$246,544	$236,448
Non-current assets:
Property and equipment, net	6,673	5,981
Website and software development costs, net	34,482	36,713
Right-to-use assets - operating leases, net	6,458	7,388
Intangible assets, net	52,029	44,358
Goodwill	140,903	133,069
Deferred tax assets, net	771	745
Other non-current assets	3,346	1,800
Total non-current assets	$244,662	$230,054
Total assets	$491,206	$466,502
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,925	$33,668
Accrued expenses	64,463	72,364
Acquisition-related liabilities	19,165	14,743
Deferred revenue	3,381	2,228
Other current liabilities	4,356	5,707
Total current liabilities	$147,290	$128,710
Non-current liabilities:
Long-term borrowings	183,942	183,953
Acquisition-related liabilities	15,583	17,932
Other non-current liabilities	7,043	7,877
Total non-current liabilities	$206,568	$209,762
Total liabilities	$353,858	$338,472
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 182,030,577 and 175,266,917 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	182	175
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 31,723,379 and 32,099,302 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	1,019,144	900,924
Accumulated deficit	(880,170)	(771,056)
Accumulated other comprehensive loss	(1,840)	(2,045)
Total stockholders’ equity	$137,348	$128,030
Total liabilities and stockholders' equity	$491,206	$466,502

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$171,817	$137,301	$329,419	$263,569
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	62,037	50,233	116,387	91,958
General and administrative expenses	50,715	55,665	103,316	109,014
Selling and marketing expenses	72,496	77,139	145,045	146,057
Research and development expenses	17,343	18,038	35,862	35,269
Depreciation and amortization	12,596	13,315	24,421	26,081
Acquisition-related expenses	—	—	203	344
Restructuring expenses	2,845	—	2,845	—
Total operating expenses	$218,032	$214,390	$428,079	$408,723
Loss from operations	(46,215)	(77,089)	(98,660)	(145,154)
Interest expense	2,797	1,666	5,245	2,964
Other expenses	2,838	5,696	4,702	10,969
Change in fair value of warrants and derivative liabilities	—	1,215	—	1,215
Total other expenses	$5,635	$8,577	$9,947	$15,148
Loss before income taxes	(51,850)	(85,666)	(108,607)	(160,302)
Income tax provision/(benefit)	309	$343	507	$(2,256)
Net loss	$(52,159)	$(86,009)	$(109,114)	$(158,046)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	(58)	403	(205)	647
Total comprehensive loss	$(52,101)	$(86,412)	$(108,909)	$(158,693)
Net loss per share
Net loss available to common stockholders	$(52,159)	$(86,009)	$(109,114)	$(158,046)
Basic loss per share	$(0.34)	$(0.63)	$(0.72)	$(1.17)
Diluted loss per share	$(0.34)	$(0.63)	$(0.72)	$(1.17)
Weighted average number of shares used to compute net loss per share
Basic	154,597,506	135,903,592	152,334,247	134,835,401
Diluted	154,597,506	135,903,592	152,334,247	134,835,401

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenues (excluding depreciation and amortization)	$694	$1,738	$1,552	$2,900
General and administrative expenses	20,816	30,905	44,998	60,680
Selling and marketing expenses	30,631	42,090	63,667	78,897
Research and development expenses	5,471	7,602	11,857	13,594
Total	$57,612	$82,335	$122,074	$156,071

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2023[1]	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Restricted stock grants	814,177	1	—	-	(1)	-	-	-
Shares repurchased	(329,474)	-	(325,923)	-	(6,551)	-	-	(6,551)
Restricted stock forfeitures	(208,969)	-	—	-	-	-	-	-
Class B common stock transferred to Class A common stock	50,000	-	(50,000)	-	-	-	-	-
Options exercised	8,500	-	—	-	41	-	-	41
Stock-based compensation	-	-	—	-	65,214	-	-	65,214
Restricted stock units vesting	123,241	-	—	-	-	-	-	-
Foreign currency translation adjustment	-	-	—	-	-	-	147	147
Net loss	-	-	—	-	-	(56,955)	-	(56,955)
Balance as of March 31, 2023[2]	175,724,392	$176	31,723,379	$32	$959,627	$(828,011)	$(1,898)	$129,926
Shares issued in connection with certain agreements	96,610	-	-	-	843	-	-	843
Restricted stock grants	6,306,051	6	-	-	(6)	-	-	-
Shares issued with connection with employee stock purchase plan	210,096	-	-	-	1,567	-	-	1,567
Shares repurchased	(135,461)	-	-	-	(1,419)	-	-	(1,419)
Restricted stock forfeitures	(461,101)	-	-	-	-	-	-	-
Performance stock units vested	142,500	-	-	-	-	-	-	-
Options exercised	16,500	-	-	-	41	-	-	41
Stock-based compensation	-	-	-	-	58,491	-	-	58,491
Restricted stock units vested	130,990	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	58	58
Net loss	-	-	-	-	-	(52,159)	-	(52,159)
Balance as of June 30, 2023[3]	182,030,577	$182	31,723,379	$32	$1,019,144	$(880,170)	$(1,840)	$137,348

1. Includes 132,909,894 outstanding Class A common stock, 15,512,217 outstanding Class B common stock, 42,357,023 unvested Class A restricted stock and 16,587,085 unvested Class B restricted stock.

2. Includes 137,203,338 outstanding Class A common stock, 16,105,977 outstanding Class B common stock, 38,521,054 unvested Class A restricted stock and 15,617,402 unvested Class B restricted stock.

3. Includes 141,053,113 outstanding Class A common stock, 16,105,977 outstanding Class B common stock, 40,977,464 unvested Class A restricted stock and 15,617,402 unvested Class B restricted stock

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022[4]	159,974,847	$160	37,856,095	$38	$584,208	$(491,817)	$(2,101)	$90,488
Shares issued in connection with certain agreements	1,026,785	1	-	—	11,082	-	-	11,083
Restricted stock grants	4,162,159	4	—	—	(4)	-	-	-
Restricted stock forfeitures	(717,505)	(1)	—	—	1	-	-	-
Class B common stock transferred to Class A common stock	1,000,000	1	(1,000,000)	(1)	-	-	-	-
Stock-based compensation	—	—	—	—	74,990	-	-	74,990
Options exercised	15,500	—	—	—	65	-	-	65
Foreign currency translation adjustment	—	—	—	—	-	-	(244)	(244)
Net loss	—	—	—	—	-	(72,037)	-	(72,037)
Balance as of March 31, 2022[5]	165,461,786	$165	36,856,095	$37	$670,342	$(563,854)	$(2,345)	$104,345
Shares issued in connection with certain agreements	434,237	—	—	—	3,853	-	-	3,853
Restricted stock grants	2,568,346	3	—	—	(3)	-	-	-
Restricted stock forfeitures	(184,342)	—	—	—	-	-	-	-
Class B common stock transferred to Class A common stock	1,787,043	2	(1,787,043)	(2)	-	-	-	-
Stock-based compensation	—	—	—	—	83,734	-	-	83,734
Options exercised	221,530	—	—	—	65	-	-	65
Foreign currency translation adjustment	—	—	—	—	-	-	(403)	(403)
Restricted stock units vesting	26,932	—	—	—	-	-	-	-
Shares issued with connection with employee stock purchase plan	196,385	—	—	—	1,320	-	-	1,320
Net loss	—	—	—	—	-	(86,009)	-	(86,009)
Balance as of June 30, 2022[6]	170,511,917	$170	35,069,052	$35	$759,311	$(649,863)	$(2,748)	$106,905

4. Includes 115,456,543 outstanding Class A common stock, 18,419,260 outstanding Class B common stock, 44,518,304 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

5. Includes 117,498,828 outstanding Class A common stock, 17,419,260 outstanding Class B common stock, 47,962,958 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

6. Includes 122,895,336 outstanding Class A common stock, 15,807,217 outstanding Class B common stock, 47,616,581 unvested Class A restricted stock and 19,261,835 unvested Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(109,114)	$(158,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,421	26,081
Stock-based compensation	122,074	156,071
Deferred income taxes	(32)	(3,090)
Change in fair value of warrant and derivative liabilities	-	1,215
Change in fair value of acquisition-related liabilities	4,265	10,795
Others, net	966	570
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(15,184)	(4,740)
Prepaid expenses	1,890	524
Other current assets	(196)	271
Other non-current assets	(550)	(703)
Deferred revenue	954	(1,016)
Accounts payable	20,088	18,703
Accrued expenses and other current liabilities	(8,945)	(10,591)
Other non-current liabilities	96	(194)
Net cash provided by operating activities	40,733	35,850
Cash flows from investing activities:
Capital expenditures	(8,950)	(11,511)
Website and software development costs	(8,906)	(8,586)
Acquisitions and other investments, net of cash acquired	(18,246)	(9,157)
Net cash used for investing activities	(36,102)	(29,254)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(2,488)	(1,292)
Proceeds from credit facilities, net of issuance cost	11,250	5,625
Issuance under employee stock purchase plan	1,567	1,320
Exercise of options	83	130
Repurchase of shares	(7,938)	-
Repayments against the credit facilities	(11,250)	(5,625)
Net cash (used for) / provided by financing activities	(8,776)	158
Effect of exchange rate changes on cash and cash equivalents	101	166
Net (decrease) / increase in cash and cash equivalents	(4,044)	6,920
Cash and cash equivalents, beginning of period	121,110	103,859
Cash and cash equivalents, end of period	$117,066	$110,779
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$4,983	$2,486
Cash paid for income taxes, net	$752	$480
Liability established in connection with acquisitions	$5,404	$18,334
Capitalized stock-based compensation as website and software development costs	$1,631	$2,653
Shares issued in connection with acquisitions and other agreements	$843	$14,936
Non-cash consideration for website and software development costs	$513	$632

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

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2023, the results of operations, comprehensive loss and stockholders’ equity for the three and six-months ended June 30, 2023 and 2022, respectively, and cash flows for the six-months ended June 30, 2023, and 2022, respectively. The results of operations for the three and six-months ended June 30, 2023 and 2022, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2022, which was included in Form 10-K filed with the SEC on February 24, 2023.

The accompanying condensed unaudited consolidated financial statements include the accounts of Zeta and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. Certain reclassifications have been made to amounts presented in our condensed unaudited consolidated statement of cash flows for the six months ended June 30, 2022 to conform to the presentation for the six months ended June 30, 2023.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $4,881 and $2,325 as of June 30, 2023 and December 31, 2022, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the six months ended June 30, 2023 and 2022, the Company billed and collected $4,249 and $11,507 in advance, respectively, and recognized $3,096 and $12,509, respectively, as revenues. As of June 30, 2023 and December 31, 2022, the deferred revenues were $3,381 and $2,228, respectively.

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

As of June 30, 2023, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $60,400 and $74,900, respectively.

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

The following table summarizes disaggregation for the three and six months ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Direct platform revenues	75%	81%	73%	81%
Integrated platform revenues	25%	19%	27%	19%

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

The Company accounts for its PSU awards based on the fair value determined using the Monte Carlo simulation method and for its ESPP using the Black-Scholes-Merton model, by a third-party valuation firm engaged by the Company. The Company recognizes the stock-based compensation related to these plans on a straight-line basis over the vesting terms associated with these plans.

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

Revenues by geographical region consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
US	$163,914	$131,942	$314,320	$251,930
International	7,903	5,359	15,099	11,639
Total revenues	$171,817	$137,301	$329,419	$263,569

Total long-lived assets (including right-to-use assets) by geographical region consisted of the following:

	As of
	June 30, 2023	December 31, 2022
US	$45,586	$47,858
International	2,027	2,224
Total long-lived assets	$47,613	$50,082

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the six months ended June 30, 2023 and 2022.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of June 30, 2023 and December 31, 2022, respectively, there was no customer that represented more than 10% of accounts receivables balance as of each of those dates. The Company continuously monitors whether there is an expected credit loss arising from customers and accordingly make provisions as warranted. As of the six months ended June 30, 2023, no provision was warranted or recorded.

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

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of June 30, 2023			As of December 31, 2022
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$33,939	$13,540	$20,399	$25,314	$8,242	$17,072
Tradenames	2,720	2,678	42	2,720	2,650	70
Completed technologies	34,932	24,102	10,830	28,792	22,320	6,472
Customer relationships	74,453	53,695	20,758	71,099	50,355	20,744
Total intangible assets	$146,044	$94,015	$52,029	$127,925	$83,567	$44,358

Amortization expense of intangibles for the three and six months ended June 30, 2023 was $5,625 and $10,449, respectively and for the three and six months ended June 30, 2022 was $6,425 and $12,237, respectively.

Weighted average useful life of the unamortized intangibles as of June 30, 2023 was 3.07 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of June 30, 2023
Year ended December 31,
Remaining six months of 2023	$11,510
2024	18,557
2025	12,557
2026	5,386
2027	2,542
2028 and thereafter	1,477
Total	$52,029

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2023	$133,069
Acquisition of WhatCounts	7,824
Foreign currency translation	10
Balance as of June 30, 2023	$140,903

There were no events during the six months ended June 30, 2023 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of June 30, 2023 and December 31, 2022.

(a) WhatCounts, Inc.

On March 1, 2023, the Company entered into an asset purchase agreement with the Output Services Group, Inc. to purchase certain assets of WhatCounts, Inc. ("WhatCounts"), including customer contracts, technology assets and certain employees who were engaged in these businesses.

The Company concluded the transaction represents an acquisition of a business under ASC 805, Business Combinations. The total consideration of WhatCounts acquisition is $15,990, including $1,011 as estimated earn-outs based on the achievement of certain operating targets of the acquired businesses, and $128 as working capital adjustment. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $960 as customer relationships intangibles, $6,140 as completed technologies, $7,824 as goodwill and $1,066 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 3.0 years.

Prior to the acquisition, WhatCounts' technology asset was being used as an Email Service Provider (“ESP”). Therefore, the Company paid a premium to acquire these assets, which is represented as Goodwill in the above purchase price allocation. The Company incurred $203 as acquisition-related expenses related to this acquisition.

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

6.
Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	What Counts	Total
Balance as of January 1, 2023	$8,000	$1,360	$892	$2,300	$10,301	$9,822	$-	$32,675
Additions	-	-	-	-	-	-	1,139	1,139
Payments made during the period	-	-	(236)	-	(1,449)	(1,646)	-	(3,331)
Change in fair value of earn-out	-	-	(53)	157	2,327	523	1,311	4,265
Balance as of June 30, 2023	$8,000	$1,360	$603	$2,457	$11,179	$8,699	$2,450	$34,748

During the six months ended June 30, 2023, the businesses acquired by the Company in its Apptness, ArcaMax and WhatCounts acquisitions have performed better than the estimates used for the initial purchase price allocation, as such the Company recorded the changes in the fair value of the earn-outs, which are included in "other expenses" on the condensed unaudited consolidated statements of operations and comprehensive loss.

The Company is a party to a litigation matter in relation to certain acquisition-related liabilities for its eBay CRM acquisition dated November 2, 2015. The Company has recorded a liability of $8,000 as of June 30, 2023, which is still being contested by the Company and in view of the numerous legal, technical and factual issues involved in these lawsuits, the Company may resolve the remaining liabilities in any amount higher or lower than the accruals.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of June 30, 2023	As of December 31, 2022
Credit facility	$185,000	$185,000
Less: unamortized deferred financing cost	(1,058)	(1,047)
Long-term borrowings	$183,942	$183,953

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. On March 23, 2023, the Company entered a $25,000 incremental revolving facility commitment (the “2023 Incremental Revolving Commitment”), thereby increasing the total credit facility of the Company to $247,500. Out of the total credit facility, $45,625 remains undrawn as of June 30, 2023. In addition, the Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a SOFR rate of no lower than SOFR+2.125% and no higher than SOFR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the six months ended June 30, 2023 was 7.1%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the six months ended June 30, 2023, the Company borrowed $11,250 against the revolver facility and repaid the same amount against the term loan under the credit facility.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the

Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of June 30, 2023, the applicable total leverage ratio and fixed charge coverage ratio were 2.75 and 1.25, respectively, and the Company was in compliance with these covenants.

As of June 30, 2023, the repayment schedule for the long-term borrowings was as follows:

As of June 30, 2023
Year ended December 31,
Remaining six months of 2023	$—
2024	11,250
2025	16,875
2026	156,875
Total*	$185,000

*Includes $5,625 repayable against the term loan facility within the twelve-month period ending June 30, 2024. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of June 30, 2023.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of June 30, 2023, the Company was party to outstanding purchase contracts as follows:

As of June 30, 2023
Year Ended December 31,
Remaining six months of 2023	$13,318
2024	31,742
2025	8,584
2026	2,105
2027	620
Total	$56,369

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

The Plans permitted the issuance of stock options, restricted stock and restricted stock units to employees, directors and officers, consultants or advisors and non-employee directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. Prior to the IPO, the restricted stock and restricted stock units granted under the Plans generally did not vest until a change in control. Upon a change in control, restricted stock and restricted stock units vest as to 25% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year term from the original date of grant. The restricted stock and restricted stock units fully vest upon a change in control to the extent five years has passed from the original date of grant of the restricted stock or restricted stock units. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurred, the Company did not record any stock-based compensation for such awards prior to the IPO, a change in control event. The stock-based compensation has been recognized following the vesting of restricted stock, restricted stock units and options as described below.

In connection with the IPO, the Company adopted the Zeta Global Holdings Corp. 2021 Incentive Award Plan (the “2021 Plan”), which was effective as of the day prior to the first public trading date of our Class A common stock, and under which restricted stock, restricted stock units and options have been granted to service providers. With certain exceptions, the equity awards granted under the 2021 Plan generally vest over four years, with 25% of the shares vesting upon the first anniversary of the grant date and the remainder of the shares vesting in equal quarterly installments thereafter.

During the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $57,612 and $82,335, respectively. During six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $122,074 and $156,071, respectively.

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

During the six months ended June 30, 2023, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO, such that the modification accelerated the vesting of those grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the six months ended June 30, 2023.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2023	60,107,275	$10.72
Granted (1)	7,306,903	9.78
Vested	(9,053,631)	10.21
Forfeited (2)	(692,435)	9.46
Non-vested as of June 30, 2023 (3)	57,668,112	$10.70

(1)
During the six months ended June 30, 2023, the Company granted 7,120,228 restricted stock and 186,675 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the six months ended June 30, 2023, 670,070 restricted stock and 22,365 restricted stock units were forfeited.
(3)
Includes 40,977,464 unvested Class A restricted stock, 15,617,402 unvested Class B restricted stock and 1,073,246 unvested restricted stock units as of June 30, 2023.

Stock options

Following is the summary of transactions under the Company’s stock option plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding options as of January 1, 2022	887,662	$3.53	4.19	$5.28
Granted	575,250	10.82	—	—
Exercised	(315,430)	0.63	—	—
Forfeited	(30,990)	10.83	—	—
Outstanding options as of December 31, 2022	1,116,492	$7.90	6.67	$0.59
Granted	1,714,555	8.63
Exercised	(25,000)	3.31
Forfeited	(53,895)	7.95
Outstanding options as of June 30, 2023	2,752,152	$8.39	5.15	$0.33

As on June 30, 2023, the Company had 673,108 outstanding exercisable options with a weighted-average exercise price of $2.80. Options granted by the Company expire no later than ten years from the grant date.

The company granted 1,714,555 options during the six months ended June 30, 2023. The Company engaged a third-party valuation firm to determine the estimated fair value of the options using the Black-Scholes-Merton method, which was determined as $4.57 for the options issued during the six months ended June 30, 2023 using the following assumptions:

As of
June 30, 2023
Dividend yield	0.0%
Volatility	51.0%
Risk-free rate of interest	3.6%

Performance Stock Unit (“PSU”) Award

On April 19, 2023, the Compensation Committee of the Board of Directors approved the grant of 1,538,925 PSUs under the Company’s 2021 Plan. Upon achievement of the conditions described below, the PSUs could result in the issuance of up to 4,616,775 shares of Class A common stock. Each PSU represents the right to receive shares of Class A common stock as set forth in the PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time (if ever) the PSUs are earned and have vested. Each PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A common stock if the PSUs are earned and vested. The PSUs may be earned at the end of each fiscal quarter beginning with the three-month period ending on December 31, 2023 and ending with, and including, the three month period ending on December 31, 2027. The PSUs shall be earned as a percentage of the PSUs granted, as set forth in the table below, based on the 20-day volume-weighted average closing price per share (“VWAP”) for such quarter. The number of PSUs earned for such quarter shall be reduced by the number of PSUs, if any, earned in any prior quarter.

20 Day VWAP of Class A common stock	Below $13.66	$13.66	$16.13	$18.60	$22.05	$25.01	$37.60
Percentage of target PSUs	0%	25%	50%	100%	150%	200%	300%

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

Following is the summary of PSUs under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	3,479,500	$12.38
Granted	1,538,925	21.04
Vested	(142,500)	5.17
Forfeited	(120,250)	14.76
Outstanding as of June 30, 2023	4,755,675	$15.34

The Company had 275,500 performance stock units with a fair value of $5.17, that are expected to vest as on June 30, 2023.

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $21.04 per PSU issued during the six months ended June 30, 2023 using the following assumptions:

As of
June 30, 2023
Dividend yield	0.0%
Volatility	55.0%
Risk-free rate of interest	3.6%

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

During the six months ended June 30, 2023, the Company issued 210,096 shares of Class A common stock related to the ESPP offering that ended on May 31, 2023.

The fair value of the offering that commenced on June 1, 2023 was estimated at $2.54 per share, and expected to result in an issuance of approximately 224,837 shares of Class A common stock under this offering that will end on November 30, 2023.

Unrecognized compensation expense

The Company has $342,397 of unrecognized compensation expense related to its 57,668,112 unvested restricted stock and restricted stock units, 4,898,175 performance stock units, 2,079,044 unvested options and approximately 224,837 shares of Class A common stock to be issued under the ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.12 years.

10. Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balances for right-to-use asset and lease liabilities are as follows:

Operating Leases	As of June 30, 2023	As of December 31, 2022
Right-to-use assets, net	$6,458	$7,388
Current liabilities	$1,915	$2,137
Non-Current liabilities	$7,043	$7,877

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of June 30, 2023 are as follows:

As of June 30, 2023
Year Ended December 31,
Remaining six months of 2023	$1,286
2024	2,128
2025	1,863
2026	1,676
2027 and thereafter	3,483
Total undiscounted lease commitments	$10,436
Less: Short term leases and interest component	(1,478)
Total discounted operating lease liabilities	$8,958

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

During the six months ended June 30, 2023, the Company repurchased 790,858 shares for a value of $7,970, including shares repurchased in conjunction with tax withholdings for the executives. As of June 30, 2023, $32,437 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the six months ended June 30, 2023, 50,000 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Issuance of Class A common stock

During the six months ended June 30, 2023, the Company issued 76,627 shares of Class A common stock valued at $667 and 19,983 shares of Class A common stock valued at $176 for the earnout payments related to its ArcaMax and Kinetic acquisitions, respectively.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$90,635	$—	$—	$90,635
Total assets measured at fair value	$90,635	$—	$—	$90,635
Liabilities
Acquisition-related liabilities	$—	$—	$34,748	$34,748
Total liabilities measured at fair value	$—	$—	$34,748	$34,748

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$107,354	$—	$—	$107,354
Total assets measured at fair value	$107,354	$—	$—	$107,354
Liabilities
Acquisition-related liabilities	$—	$—	$32,675	$32,675
Total liabilities measured at fair value	$—	$—	$32,675	$32,675

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2023:

Acquisition related liabilities
Balance as of January 1, 2023	$32,675
Additions, net of payments	(2,192)
Change in fair value	4,265
Balance as of June 30, 2023	$34,748

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

13. Related Party Transactions

Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS, amounted to $78 and $130 for the three and six months ended June 30, 2023, respectively, and $64 and $111 for the three and six months ended June 30, 2022, respectively, was recognized as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, the Company had outstanding payables of $48 and $25, respectively, to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets.

14. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and six months ended June 30, 2023, the Company recorded an income tax provision of $309 and $507, respectively. The effective tax rate for three months ended June 30, 2023 was negative 0.6% on a pre-tax loss of $51,850 and for six months ended June 30, 2023 was negative 0.5% on a pre-tax loss of $108,607.

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

15.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, restricted stock units and performance stock units as of June 30, 2023 and 2022 of 62,423,787 and 71,697,040 respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(52,159)	$(86,009)	$(109,114)	$(158,046)
Denominator:
Class A common stock	138,491,529	118,559,851	136,467,190	117,402,411
Class B common stock	16,105,977	17,343,741	15,867,057	17,432,990
Denominator for Basic and Dilutive loss per share – weighted-average common stock	154,597,506	135,903,592	152,334,247	134,835,401
Basic loss per share	$(0.34)	$(0.63)	$(0.72)	$(1.17)
Dilutive loss per share	$(0.34)	$(0.63)	$(0.72)	$(1.17)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Options	1,728,436	1,158,622	1,420,724	1,020,501
Restricted stock and restricted stock units	58,261,747	70,068,129	58,515,968	67,341,087
Performance stock units	4,473,066	3,479,500	3,979,028	2,888,931

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report"), and in Part II, Item IA “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Our Zeta Marketing Platform, or ZMP, is the largest omnichannel marketing platform with identity data at its core. The ZMP can analyze billions of structured and unstructured data points to predict consumer intent by leveraging sophisticated machine learning algorithms and the industry’s largest opted-in data set for omnichannel marketing. The ZMP acts on these insights by connecting with consumers through native integration of marketing channels and application programming interface ("API") integration with third parties. The ZMP’s data-driven algorithms and processes learn and optimize each customer’s marketing program in real time, producing a ‘flywheel effect’ that enables our customers to test, learn and improve their marketing programs in real time.

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

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part 1, Item 1A “Risk Factors” of our 2022 Annual Report as well as in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

Key Business Metrics

We review several key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams.

Scaled customers increased 14%, to 425 as of June 30, 2023 compared to 373 as of June 30, 2022. Of our scaled customers, 118 and 100 were super-scaled customers as of June 30, 2023 and June 30, 2022, respectively.

Scaled customer ARPU increased 10%, to $391,740 for the three months ended June 30, 2023 compared to $355,411 for the three months ended June 30, 2022, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers was $1.1 million (across 118 customers) and $1.0 million (across 100 customers) for the three months ended June 30, 2023 and 2022, respectively, due to the significant additions to the number of scaled customers in this category.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the six months ended June 30, 2023 and 2022, we derived 73% and 81% of our revenues from direct platforms, respectively, and 27% and 19% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Estimates” in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2022 Annual Report and which is also incorporated by reference further below.

Cost of revenues (excluding depreciation and amortization)

Cost of revenue excludes depreciation and amortization and consists primarily of media and marketing costs and certain employee-related costs. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, and strategic partners that are directly related to revenue-generating events. We pay these third-party publishers, media owners or managers and strategic partners on a revenue-share, a cost-per-lead, cost-per-click, or cost-per-thousand-impressions basis. Expenses related to “internet traffic” associated with the viewing of available impressions or queries per second and costs of providing support to our customers are also included in the cost of revenues. Employee-related costs included in cost of revenues include salaries, bonuses, commissions, stock-based compensation and employee benefit costs primarily related to individuals directly associated with providing services to our customers. Our cost of revenues are dependent on the revenue mix and therefore can slightly increase or decrease in the future as a percentage of revenue over the long term.

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

Restructuring expenses

Restructuring expenses consists primarily of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels. During the three and six months ended June 30, 2023, we recognized $2.8 million of restructuring expenses.

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

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds. The change in fair value of warrants and derivative liabilities depends on external valuation-related factors. As of June 30, 2023 and 2022, the Company did not have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

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

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, shares purchased under the ESPP, PSUs and stock options granted to employees, consultants or advisors and non-employee directors, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. See "Note 9. Stock-Based Compensation" of our condensed unaudited consolidated financial statements for further details.

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2023	2024	2025	2026	2027	Total
$110,863	$135,126	$64,485	$24,550	$7,373	$342,397

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$171,817	$137,301	$329,419	$263,569
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	62,037	50,233	116,387	91,958
General and administrative expenses	50,715	55,665	103,316	109,014
Selling and marketing expenses	72,496	77,139	145,045	146,057
Research and development expenses	17,343	18,038	35,862	35,269
Depreciation and amortization	12,596	13,315	24,421	26,081
Acquisition - related expenses	—	—	203	344
Restructuring expenses	2,845	—	2,845	—
Total operating expenses	$218,032	$214,390	$428,079	$408,723
Loss from operations	(46,215)	(77,089)	(98,660)	(145,154)
Interest expense	2,797	1,666	5,245	2,964
Other expenses	2,838	5,696	4,702	10,969
Change in fair value of warrants and derivative liabilities	—	1,215	—	1,215
Total other expenses	$5,635	$8,577	$9,947	$15,148
Loss before income taxes	(51,850)	(85,666)	(108,607)	(160,302)
Income tax benefit	309	343	507	(2,256)
Net loss	$(52,159)	$(86,009)	$(109,114)	$(158,046)

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenues

	Three months ended June 30,		Change
	2023	2022	Amount	%
Revenues	$171,817	$137,301	$34,516	25.1%

Revenues increased by $34.5 million, or 25.1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in revenues is attributable to incremental revenues of $4.1 million from existing customers and $30.4 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended June 30,		Change
	2023	2022	Amount	%
Cost of revenues (excluding depreciation and amortization)	$62,037	$50,233	$11,804	23.5%

Cost of revenues (excluding depreciation and amortization) increased by $11.8 million, or 23.5%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was primarily driven by $12.2 million in incremental media costs and other employee related costs of $0.6 million. This increase was partially offset by lower stock-based compensation of $1.0 million.

General and administrative expenses

	Three months ended June 30,		Change
	2023	2022	Amount	%
General and administrative expenses	$50,715	$55,665	$(4,950)	(8.9)%

General and administrative expenses decreased by $5.0 million, or 8.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was primarily driven by lower stock-based compensation of $10.1 million, which was partially offset by higher professional services fees of $1.4 million, computer and telecom related expenses of $1.9 million, an incremental provision for doubtful debt of $0.9 million and other employee related costs of $1.1 million.

Selling and marketing expenses

	Three months ended June 30,		Change
	2023	2022	Amount	%
Selling and marketing expenses	$72,496	$77,139	$(4,643)	(6.0)%

Selling and marketing expenses decreased by $4.6 million, or 6.0%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was primarily driven by lower stock-based compensation of $11.5 million and other sales and marketing-related expenses of $0.3 million, which was partially offset by higher employee-related costs of $7.1 million.

Research and development expenses

	Three months ended June 30,		Change
	2023	2022	Amount	%
Research and development expenses	$17,343	$18,038	$(695)	(3.9)%

Research and development expenses decreased by $0.7 million, or 3.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was primarily driven by lower stock-based compensation of $2.1 million, which was partially offset by an increase in consulting fees of $0.2 million, and other employee-related costs of $1.2 million.

Depreciation and amortization

	Three months ended June 30,		Change
	2023	2022	Amount	%
Depreciation and amortization	$12,596	$13,315	$(719)	(5.4)%

Depreciation and amortization decreased by $0.7 million, or 5.4%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was driven by lower amortization expense of $0.8 million related to intangible assets.

Restructuring expenses

	Three months ended June 30,		Change
	2023	2022	Amount	%
Restructuring expenses	$2,845	$—	$2,845	100.0%

We recorded restructuring expenses of $2.8 million during the three months ended June 30, 2023 related to employee termination costs due to internal restructuring. We did not have any such restructuring expenses during the three months ended June 30, 2022.

Interest expense

	Three months ended June 30,		Change
	2023	2022	Amount	%
Interest expense	$2,797	$1,666	$1,131	67.9%

Interest expense increased by $1.1 million, or 67.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily as a result of increases in interest rates in recent periods. This increase was partially offset by higher income earned on our money market accounts and short term deposits.

Other expenses

	Three months ended June 30,		Change
	2023	2022	Amount	%
Other expenses	$2,838	$5,696	$(2,858)	(50.2)%

Other expenses decreased by $2.9 million, or 50.2%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was primarily driven by lower changes in fair value of acquisition-related liabilities recorded during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Change in fair value of warrants and derivative liabilities

	Three months ended June 30,		Change
	2023	2022	Amount	%
Change in fair value of warrants and derivative liabilities	$—	$1,215	$(1,215)	(100.0)%

We did not record any change in fair value of warrants and derivative liabilities during the three months ended June 30, 2023. The change in fair value of warrants and derivative liabilities during the three months ended June 30, 2022 was primarily due to the change in fair value of certain derivative instruments issued by the Company.

Income tax provision / (benefit)

	Three months ended June 30,		Change
	2023	2022	Amount	%
Income tax provision	$309	$343	$(34)	(9.9)%

For the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $0.3 million, yielding an effective tax rate of negative 0.6% and 0.4%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenues

	Six months ended June 30,		Change
	2023	2022	Amount	%
Revenues	$329,419	$263,569	$65,850	25.0%

Revenues increased by $65.9 million, or 25%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in revenues is attributable to incremental revenues of $24.6 million from existing customers and $41.2 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Six months ended June 30,		Change
	2023	2022	Amount	%
Cost of revenues (excluding depreciation and amortization)	$116,387	$91,958	$24,429	26.6%

Cost of revenues (excluding depreciation and amortization) increased by $24.4 million, or 26.6%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily driven by $24.7 million in incremental media costs and other employee related costs of $1.1 million. This increase was partially offset by lower stock-based compensation of $1.4 million.

General and administrative expenses

	Six months ended June 30,		Change
	2023	2022	Amount	%
General and administrative expenses	$103,316	$109,014	$(5,698)	(5.2)%

General and administrative expenses decreased by $5.7 million, or 5.2%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was primarily driven by lower stock-based compensation of $15.7 million, which was partially offset by higher professional services fees of $3.8 million, computer and telecom related expenses of $3.7 million, other employee related costs of $2.0 million and an incremental provision for doubtful debt of $0.7 million.

Selling and marketing expenses

	Six months ended June 30,		Change
	2023	2022	Amount	%
Selling and marketing expenses	$145,045	$146,057	$(1,012)	(0.7)%

Selling and marketing expenses decreased by $1.0 million, or 0.7%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was primarily driven by lower stock-based compensation of $15.2 million which was partially offset by higher employee-related costs of $13.7 million and other sales and marketing-related expenses of $0.8 million.

Research and development expenses

	Six months ended June 30,		Change
	2023	2022	Amount	%
Research and development expenses	$35,862	$35,269	$593	1.7%

Research and development expenses increased by $0.6 million, or 1.7%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily driven by an increase in consulting fee of $0.8 million and other employee-related costs of $1.5 million, which was partially offset by lower stock-based compensation of $1.7 million.

Depreciation and amortization

	Six months ended June 30,		Change
	2023	2022	Amount	%
Depreciation and amortization	$24,421	$26,081	$(1,660)	(6.4)%

Depreciation and amortization decreased by $1.7 million, or 6.4%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was driven by lower amortization expense of $1.8 million related to intangible assets.

Restructuring expenses

	Six months ended June 30,		Change
	2023	2022	Amount	%
Restructuring expenses	$2,845	$—	$2,845	100.0%

We recorded restructuring expenses of $2.8 million during the six months ended June 30, 2023 related to employee termination cost due to internal restructuring. We did not have any such restructuring expenses during the six months ended June 30, 2022.

Acquisition-related expenses

	Six months ended June 30,		Change
	2023	2022	Amount	%
Acquisition related expenses	$203	$344	$(141)	(41.0)%

Acquisition-related expenses decreased by $0.1 million, or 41%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by lower legal and professional fees incurred for our business combinations.

Interest expense

	Six months ended June 30,		Change
	2023	2022	Amount	%
Interest expense	$5,245	$2,964	$2,281	77.0%

Interest expense increased by $2.3 million, or 77%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of increases in interest rates in recent periods. This increase was partially offset by higher income earned on our money market accounts and short term deposits.

Other expenses

	Six months ended June 30,		Change
	2023	2022	Amount	%
Other expenses	$4,702	$10,969	$(6,267)	(57.1)%

Other expenses decreased by $6.3 million, or 57.1%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was primarily driven by lower changes in fair value of acquisition-related liabilities recorded during the six months ended June, 2023 as compared to the six months ended June 30, 2022.

Change in fair value of warrants and derivative liabilities

	Six months ended June 30,		Change
	2023	2022	Amount	%
Change in fair value of warrants and derivative liabilities	$—	$1,215	$(1,215)	(100.0)%

We did not record any change in fair value of warrants and derivative liabilities during the six months ended June 30, 2023. The change in fair value of warrants and derivative liabilities during the six months ended June 30, 2022 was primarily due to the change in fair value of certain derivative instruments issued by the Company.

Income tax provision / (benefit)

	Six months ended June 30,		Change
	2023	2022	Amount	%
Income tax provision	$507	$(2,256)	$2,763	(122.5)%

For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $0.5 million and income tax benefit of $2.3 million, respectively, yielding an effective tax rate of negative 0.5% and 1.41%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(52,159)	$(86,009)	$(109,114)	$(158,046)
Net loss margin	30.4%	62.6%	33.1%	60.0%
Add back:
Depreciation and amortization	12,596	13,315	24,421	26,081
Restructuring expenses	2,845	-	2,845	-
Acquisition related expenses	-	-	203	344
Stock-based compensation	57,612	82,335	122,074	156,071
Other expenses	2,838	5,696	4,702	10,969
Change in fair value of warrants and derivative liabilities	-	1,215	-	1,215
Interest expense	2,797	1,666	5,245	2,964
Income tax provision / (benefit)	309	343	507	(2,256)
Adjusted EBITDA	$26,838	$18,561	$50,883	$37,342
Adjusted EBITDA margin	15.6%	13.5%	15.4%	14.2%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of June 30, 2023, we had cash and cash equivalents of $117.1 million and net working capital, consisting of current assets less current liabilities, of $99.3 million. As of June 30, 2023, we had an accumulated deficit of $880.2 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
Net cash provided by / (used for):
Cash provided by operating activities	$40,733	$35,850
Cash used for investing activities	(36,102)	(29,254)
Cash (used for) / provided by financing activities	(8,776)	158
Effect of exchange rate changes on cash and cash equivalents	101	166
Net (decrease) / increase in cash and cash equivalents	$(4,044)	$6,920

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities of $40.7 million resulted primarily from adjusted non-cash items of $151.7 million, an amount in excess of our net loss of $109.1 million. Non-cash items include stock-based compensation of $122.1 million, depreciation and amortization of $24.4 million, and a change in fair value of acquisition-related liabilities of $4.3 million. Changes in working capital were primarily driven by an increase in accounts receivable of $15.2 million, other assets of $0.7 million and a decrease in accrued expenses and other current liabilities of $8.9 million, partially offset by an increase in accounts payable of $20.1 million, deferred revenue of $1.0 million and a decrease in prepaid expenses of $1.9 million.

For the six months ended June 30, 2022, net cash provided by operating activities of $35.9 million resulted primarily from adjusted non-cash items of $191.6 million, an amount in excess of our net loss of $158.0 million. Changes in working capital were primarily driven by an increase in accounts payable of $18.7 million, partially offset by an increase in accounts receivable of $4.7 million, a decrease in accrued expenses and other current liabilities of $10.6 million and deferred revenues of $1.0 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, we used $36.1 million of cash in investing activities, primarily consisting of capital expenditures of $9.0 million (including a $7.4 million investment in data and partnership agreements), acquisitions and other investments, net of cash acquired of $18.2 million and website and software development costs of $8.9 million.

For the six months ended June 30, 2022, we used $29.3 million of cash in investing activities, primarily consisting of acquisitions and other investments, net of cash acquired of $9.2 million, capital expenditures of $11.5 million (including a $10.3 million investment in data and partnership agreements) and website and software development costs of $8.6 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, we used $8.8 million of cash in financing activities, primarily due to the repurchase of $7.9 million of our common stock under our share repurchase and RSA withholdings program.

For the six months ended June 30, 2022, net cash provided by financing activities of $0.2 million was primarily due to the exercise of options by certain employees.

Debt

As of June 30, 2023, we have $184.0 million (net of $1.1 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

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

During the three and six months ended June 30, 2023, we borrowed $8.5 million and $11.3 million, respectively, against the revolver facility and repaid the same amount against the term loan under the credit facility.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2022 Annual Report.

Share Repurchase and RSA Withholding Program

In August 2022, the Company's Board of Directors authorized a share repurchase and withholding program (the “2022 SRP”) authorizing the repurchase up to $50 million of our outstanding Class A common stock through December 31, 2024 and authorizing withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2022 SRP during the three month ended June 30, 2023.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. As of June 30, 2023, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $185.0 million debt, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of June 30, 2023, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expenses by $1.9 million. There were no material changes in market risk exposures as of June 30, 2023.

Foreign Currency Risk

We have foreign currency risks related to a certain number of our foreign subsidiaries in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.

Inflation Risk

In 2022, inflation increased significantly in the United States and overseas, resulting in rising wages and other costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We and members of our senior executive team have received subpoenas from the Securities and Exchange Commission in connection with an investigation into Kubient, Inc., a company we worked with prior to our initial public offering, and from the United States Attorney’s Office for the Southern District of New York, which is conducting a parallel investigation. The amount of business that we conducted with Kubient was quantitively insignificant to Zeta and we have not worked with Kubient since 2020. We are cooperating with the investigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On May 30, 2023, the Company issued 76,627 shares of Class A common stock valued at $8.70 per share, for an aggregate value of $0.67 million, to former shareholders of ArcaMax in connection with the ArcaMax acquisition. We did not receive any proceeds from such issuance.

On June 30, 2023, the Company issued 19,983 shares of Class A common stock valued at $8.82 per share, for an aggregate value of $0.18 million, to former shareholders of Kinetic in connection with the Kinetic acquisition. We did not receive any proceeds from such issuance.

The securities described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) ofthe Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The acquirer of our securities in such transactions confirmed that it was an accredited investor and acknowledged that the securities must be acquired and held for investment.

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended June 30, 2023 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2023 – April 30, 2023	40,935	$10.38	40,935	$33.3
May 1, 2023 – May 31, 2023	61,569	$8.27	61,569	$32.7
June 1, 2023 – June 30, 2023	32,957	$8.97	32,957	$32.4
Total	135,461		135,461

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

Zeta Global Holdings Corp.

Date: August 3, 2023	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)