Form 10-Q
period 2023-09-30
Zeta Global Holdings Corp.
filed 2023-11-02
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, 184,418,210 shares of the registrant’s Class A common stock and 29,859,321 shares of the registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2023

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

Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Zeta Global Investor Relations website at https://investors.zetaglobal.com. We use these channels as well as social media channels (e.g., the Zeta Facebook account (facebook.com/ZetaGlobal); the Zeta Instagram account (instagram.com/zetaglobal); the Zeta X account (twitter.com/zetaglobal); and the Zeta LinkedIn account (linkedin.com/company/zetaglobal)) as a means of disclosing information about our business to our customers, colleagues, investors, and the public. While not all of the information that we post to the Zeta Global Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Zeta to review the information that we share on the Zeta Global Investor Relations website and on our social media channels. The information on the Zeta Global Investor Relations website and the Company’s social media channels is not incorporated by reference in, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$120,796	$121,110
Accounts receivable, net of allowance of $3,271 and $1,882 as of September 30, 2023 and December 31, 2022, respectively	140,408	106,322
Prepaid expenses	6,493	7,150
Other current assets	1,835	1,866
Total current assets	$269,532	$236,448
Non-current assets:
Property and equipment, net	$7,456	$5,981
Website and software development costs, net	33,183	36,713
Right-to-use assets - operating leases, net	5,943	7,388
Intangible assets, net	50,099	44,358
Goodwill	140,894	133,069
Deferred tax assets, net	835	745
Other non-current assets	3,403	1,800
Total non-current assets	$241,813	$230,054
Total assets	$511,345	$466,502
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,173	$33,668
Accrued expenses	73,135	72,364
Acquisition-related liabilities	21,812	14,743
Deferred revenue	2,332	2,228
Other current liabilities	6,086	5,707
Total current liabilities	$162,538	$128,710
Non-current liabilities:
Long-term borrowings	$184,044	$183,953
Acquisition-related liabilities	8,481	17,932
Other non-current liabilities	6,504	7,877
Total non-current liabilities	$199,029	$209,762
Total liabilities	$361,567	$338,472
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 184,189,613 and 175,266,917 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$184	$175
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 29,859,321 and 32,099,302 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	30	32
Additional paid-in capital	1,074,943	900,924
Accumulated deficit	(923,256)	(771,056)
Accumulated other comprehensive loss	(2,123)	(2,045)
Total stockholders’ equity	$149,778	$128,030
Total liabilities and stockholders' equity	$511,345	$466,502

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$188,984	$152,252	$518,403	$415,821
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	73,480	57,529	189,867	149,487
General and administrative expenses	50,706	53,584	154,022	162,598
Selling and marketing expenses	70,669	76,987	215,714	223,044
Research and development expenses	18,062	16,954	53,924	52,223
Depreciation and amortization	13,233	13,367	37,654	39,448
Acquisition-related expenses	—	—	203	344
Restructuring expenses	—	—	2,845	—
Total operating expenses	$226,150	$218,421	$654,229	$627,144
Loss from operations	(37,166)	(66,169)	(135,826)	(211,323)
Interest expense	2,894	2,038	8,139	5,002
Other expenses	2,436	1,142	7,138	12,111
Change in fair value of warrants and derivative liabilities	—	(805)	—	410
Total other expenses	$5,330	$2,375	$15,277	$17,523
Loss before income taxes	(42,496)	(68,544)	(151,103)	(228,846)
Income tax provision/(benefit)	590	$896	1,097	$(1,360)
Net loss	$(43,086)	$(69,440)	$(152,200)	$(227,486)
Other comprehensive loss:
Foreign currency translation adjustment	283	774	78	1,421
Total comprehensive loss	$(43,369)	$(70,214)	$(152,278)	$(228,907)
Net loss per share
Net loss available to common stockholders	$(43,086)	$(69,440)	$(152,200)	$(227,486)
Basic loss per share	$(0.27)	$(0.49)	$(0.99)	$(1.66)
Diluted loss per share	$(0.27)	$(0.49)	$(0.99)	$(1.66)
Weighted average number of shares used to compute net loss per share
Basic	158,055,789	140,594,128	154,262,386	136,793,272
Diluted	158,055,789	140,594,128	154,262,386	136,793,272

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenues (excluding depreciation and amortization)	$546	$1,536	$2,098	$4,436
General and administrative expenses	21,223	28,193	66,221	88,873
Selling and marketing expenses	29,266	38,868	92,933	117,765
Research and development expenses	6,637	6,621	18,494	20,215
Total	$57,672	$75,218	$179,746	$231,289

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2023[1]	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Restricted stock grants	814,177	1	—	—	(1)	—	—	—
Shares repurchased	(329,474)	—	(325,923)	—	(6,551)	—	—	(6,551)
Restricted stock forfeitures	(208,969)	—	—	—	—	—	—	—
Class B common stock transferred to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Options exercised	8,500	—	—	—	41	—	—	41
Stock-based compensation	—	—	—	—	65,214	—	—	65,214
Restricted stock units vesting	123,241	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	147	147
Net loss	—	—	—	—	—	(56,955)	—	(56,955)
Balance as of March 31, 2023[2]	175,724,392	$176	31,723,379	$32	$959,627	$(828,011)	$(1,898)	$129,926
Shares issued in connection with certain agreements	96,610	—	—	—	843	—	—	843
Restricted stock grants	6,306,051	6	—	—	(6)	—	—	—
Shares issued with connection with employee stock purchase plan	210,096	—	—	—	1,567	—	—	1,567
Shares repurchased	(135,461)	—	—	—	(1,419)	—	—	(1,419)
Restricted stock forfeitures	(461,101)	—	—	—	—	—	—	—
Performance stock units vested	142,500	—	—	—	—	—	—	—
Options exercised	16,500	—	—	—	41	—	—	41
Stock-based compensation	—	—	—	—	58,491	—	—	58,491
Restricted stock units vested	130,990	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	(52,159)	—	(52,159)
Balance as of June 30, 2023[3]	182,030,577	$182	31,723,379	$32	$1,019,144	$(880,170)	$(1,840)	$137,348
Shares issued in connection with certain agreements	57,515	—	—	—	500	—	—	500
Restricted stock grants	984,158	1	—	—	(1)	—	—	—
Shares repurchased	(446,185)	—	—	—	(3,517)	—	—	(3,517)
Restricted stock forfeitures	(456,405)	—	—	—	1	—	—	1
Class B common stock transferred to Class A common stock	1,864,058	2	(1,864,058)	(2)	—	—	—	—
Options exercised	32,000	—	—	—	141	—	—	141
Stock-based compensation	—	—	—	—	58,675	—	—	58,675
Restricted stock units vested	123,895	(1)	—	—	—	—	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(283)	(283)
Net loss	—	—	—	—	—	(43,086)	—	(43,086)
Balance as of September 30, 2023[4]	184,189,613	$184	29,859,321	$30	$1,074,943	$(923,256)	$(2,123)	$149,778

1. Includes 132,909,894 outstanding Class A common stock, 15,512,217 outstanding Class B common stock, 42,357,023 unvested Class A restricted stock and 16,587,085 unvested Class B restricted stock.

2. Includes 137,203,338 outstanding Class A common stock, 16,105,977 outstanding Class B common stock, 38,521,054 unvested Class A restricted stock and 15,617,402 unvested Class B restricted stock.

3. Includes 141,053,113 outstanding Class A common stock, 16,105,977 outstanding Class B common stock, 40,977,464 unvested Class A restricted stock and 15,617,402 unvested Class B restricted stock.

4. Includes 143,905,554 outstanding Class A common stock, 15,958,447 outstanding Class B common stock, 40,284,059 unvested Class A restricted stock and 13,900,874 unvested Class B restricted stock

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022[1]	159,974,847	$160	37,856,095	$38	$584,208	$(491,817)	$(2,101)	$90,488
Shares issued in connection with certain agreements	1,026,785	1	—	—	11,082	—	—	11,083
Restricted stock grants	4,162,159	4	—	—	(4)	—	—	—
Restricted stock forfeitures	(717,505)	(1)	—	—	1	—	—	—
Class B common stock transferred to Class A common stock	1,000,000	1	(1,000,000)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	74,990	—	—	74,990
Options exercised	15,500	—	—	—	65	—	—	65
Foreign currency translation adjustment	—	—	—	—	—	—	(244)	(244)
Net loss	—	—	—	—	—	(72,037)	—	(72,037)
Balance as of March 31, 2022[2]	165,461,786	$165	36,856,095	$37	$670,342	$(563,854)	$(2,345)	$104,345
Shares issued in connection with certain agreements	434,237	—	—	—	3,853	—	—	3,853
Restricted stock grants	2,568,346	3	—	—	(3)	—	—	—
Restricted stock forfeitures	(184,342)	—	—	—	—	—	—	—
Class B common stock transferred to Class A common stock	1,787,043	2	(1,787,043)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	83,734	—	—	83,734
Options exercised	221,530	—	—	—	65	—	—	65
Foreign currency translation adjustment	—	—	—	—	—	—	(403)	(403)
Restricted stock units vesting	26,932	—	—	—	—	—	—	—
Shares issued with connection with employee stock purchase plan	196,385	—	—	—	1,320	—	—	1,320
Net loss	—	—	—	—	—	(86,009)	—	(86,009)
Balance as of June 30, 2022[3]	170,511,917	$170	35,069,052	$35	$759,311	$(649,863)	$(2,748)	$106,905
Restricted stock grants	1,481,585	2	—	—	(2)	—	—	—
Restricted stock forfeitures	(208,367)	—	—	—	—	—	—	—
Class B common stock transferred to Class A common stock	2,604,622	3	(2,604,622)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	76,696	—	—	76,696
Options exercised	41,500	—	—	—	35	—	—	35
Foreign currency translation adjustment	—	—	—	—	—	—	(774)	(774)
Restricted stock units vesting	96,627	—	—	—	—	—	—	—
Shares repurchased	(569,953)	(1)	—	—	(4,309)	—	—	(4,310)
Net loss	—	—	—	—	—	(69,440)	—	(69,440)
Balance as of September 30, 2022[4]	173,957,931	$174	32,464,430	$32	$831,731	$(719,303)	$(3,522)	$109,112

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

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(152,200)	$(227,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,654	39,448
Stock-based compensation	179,746	231,289
Deferred income taxes	(96)	(3,114)
Change in fair value of warrant and derivative liabilities	—	410
Change in fair value of acquisition-related liabilities	6,681	12,234
Others, net	1,186	(216)
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(33,306)	(4,595)
Prepaid expenses	872	(489)
Other current assets	31	(241)
Other non-current assets	(607)	150
Deferred revenue	(311)	(765)
Accounts payable	22,614	7,253
Accrued expenses and other current liabilities	1,225	1,778
Other non-current liabilities	72	(267)
Net cash provided by operating activities	63,561	55,389
Cash flows from investing activities:
Capital expenditures	(14,886)	(17,165)
Website and software development costs	(12,344)	(12,820)
Acquisitions and other investments, net of cash acquired	(18,246)	(9,209)
Net cash used for investing activities	(45,476)	(39,194)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(8,710)	(2,292)
Proceeds from credit facilities, net of issuance cost	11,250	5,625
Issuance under employee stock purchase plan	1,567	1,320
Exercise of options	224	165
Repurchase of shares	(11,487)	(4,310)
Repayments against the credit facilities	(11,250)	(5,625)
Net cash used for financing activities	(18,406)	(5,117)
Effect of exchange rate changes on cash and cash equivalents	7	(129)
Net (decrease) / increase in cash and cash equivalents	(314)	10,949
Cash and cash equivalents, beginning of period	121,110	103,859
Cash and cash equivalents, end of period	$120,796	$114,808
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$7,685	$4,003
Cash paid for income taxes, net	$1,274	$1,114
Liability established in connection with acquisitions	$7,670	$19,773
Capitalized stock-based compensation as website and software development costs	$2,634	$4,131
Shares issued in connection with acquisitions and other agreements	$1,343	$14,936
Non-cash consideration for website and software development costs	$784	$981

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

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2022 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2023, the results of operations, comprehensive loss and stockholders’ equity for the three and nine-months ended September 30, 2023 and 2022, respectively, and cash flows for the nine-months ended September 30, 2023, and 2022, respectively. The results of operations for the three and nine-months ended September 30, 2023 and 2022, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2022, which was included in Form 10-K filed with the SEC on February 24, 2023.

The accompanying condensed unaudited consolidated financial statements include the accounts of Zeta and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. Certain reclassifications have been made to amounts presented in our condensed unaudited consolidated statement of cash flows for the nine months ended September 30, 2022 to conform to the presentation for the nine months ended September 30, 2023.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $8,019 and $2,325 as of September 30, 2023 and December 31, 2022, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the nine months ended September 30, 2023 and 2022, the Company billed and collected $4,724 and $13,926 in advance, respectively, and recognized $4,620 and $14,688, respectively, as revenues. As of September 30, 2023 and December 31, 2022, the deferred revenues were $2,332 and $2,228, respectively.

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

As of September 30, 2023, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $84,500 and $127,500, respectively.

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

The following table summarizes disaggregation for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Direct platform revenues	70%	74%	72%	78%
Integrated platform revenues	30%	26%	28%	22%

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

Revenues by geographical region consisted of the following:

	Three months ended September 30,		Nix months ended September 30,
	2023	2022	2023	2022
US	$182,231	$146,488	$496,551	$398,418
International	6,753	5,764	21,852	17,403
Total revenues	$188,984	$152,252	$518,403	$415,821

Total long-lived assets (including right-to-use assets) by geographical region consisted of the following:

	As of
	September 30, 2023	December 31, 2022
US	$44,692	$47,858
International	1,890	2,224
Total long-lived assets	$46,582	$50,082

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the nine months ended September 30, 2023 and 2022.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of September 30, 2023, there was one customer who represented more than 10% of the accounts receivables. As of December 31, 2022 there was no customer that represented more than 10% of accounts receivables balance. The Company continuously monitors whether there is an expected credit loss arising from customers and accordingly makes provisions as warranted.

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

Right-to-use assets and lease liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. Operating leases with a duration of one year or less are excluded from right-to-use assets and lease liabilities and related expense is recorded as incurred.

As the rate implicit for each of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Right-to-use assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense is a combination of interest on lease liability and amortization of right-to-use assets. Operating lease expenses are included in general and administrative expenses in the condensed unaudited consolidated statements of operations and comprehensive loss. Refer to "Note 10 - Leases" for additional information.

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

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of September 30, 2023			As of December 31, 2022
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$38,252	$16,727	$21,525	$25,314	$8,242	$17,072
Tradenames	2,720	2,692	28	2,720	2,650	70
Completed technologies	34,932	25,117	9,815	28,792	22,320	6,472
Customer relationships	74,453	55,722	18,731	71,099	50,355	20,744
Total intangible assets	$150,357	$100,258	$50,099	$127,925	$83,567	$44,358

Amortization expense of intangibles for the three and nine months ended September 30, 2023 was $6,243 and $16,692 respectively and for the three and nine months ended September 30, 2022 was $6,348 and $18,585, respectively.

Weighted average useful life of the unamortized intangibles as of September 30, 2023 was 2.90 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of September 30, 2023
Year ended December 31,
Remaining three months of 2023	$6,114
2024	19,995
2025	13,994
2026	5,972
2027	2,542
2028 and thereafter	1,482
Total	$50,099

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2023	$133,069
Acquisition of WhatCounts	7,824
Foreign currency translation	1
Balance as of September 30, 2023	$140,894

There were no events during the nine months ended September 30, 2023 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of September 30, 2023 and December 31, 2022.

(a) WhatCounts, Inc.

On March 1, 2023, the Company entered into an asset purchase agreement with the Output Services Group, Inc. to purchase certain assets of WhatCounts, Inc. ("WhatCounts"), including customer contracts, technology assets and certain employees who were engaged in these businesses.

The Company concluded the transaction represents an acquisition of a business under ASC 805, Business Combinations. The total consideration of WhatCounts acquisition is $15,990, including $1,011 as estimated earn-outs based on the achievement of certain operating targets of the acquired businesses, and $128 as working capital adjustment. During the three months ended September 30, 2023 the Company finalized the purchase price allocations for its WhatCounts acquisition. Accordingly, the Company has recognized $960 as customer relationships intangibles, $6,140 as completed technologies, $7,824 as goodwill and $1,066 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 3.0 years.

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

6.
Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	What Counts	Total
Balance as of January 1, 2023	$8,000	$1,360	$892	$2,300	$10,301	$9,822	$-	$32,675
Additions	-	-	-	-	-	-	1,139	1,139
Payments made during the period	(2,112)	(210)	(473)	(1,495)	(1,449)	(4,313)	-	(10,052)
Change in fair value of earn-out	450	(244)	(32)	195	3,963	709	1,490	6,531
Balance as of September 30, 2023	$6,338	$906	$387	$1,000	$12,815	$6,218	$2,629	$30,293

During the nine months ended September 30, 2023, the businesses acquired by the Company in its Apptness, ArcaMax and WhatCounts acquisitions have performed better than the estimates used for the initial purchase price allocation, as such the Company recorded the changes in the fair value of the earn-outs, which are included in "other expenses" on the condensed unaudited consolidated statements of operations and comprehensive loss.

The Company has been a party to a litigation matter in relation to certain acquisition-related liabilities for its eBay CRM acquisition dated November 2, 2015. During the three months ended September 30, 2023, the Company settled the litigation and recorded an additional liability of $450 and paid $2,113. The Company expects to pay the remaining amount of $6,338 within the next 12 months and included this amount in acquisition-related liabilities (current) in the condensed unaudited consolidated balance sheets.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of September 30, 2023	As of December 31, 2022
Credit facility	$185,000	$185,000
Less: unamortized deferred financing cost	(956)	(1,047)
Long-term borrowings	$184,044	$183,953

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. On March 23, 2023, the Company entered into a $25,000 incremental revolving facility commitment (the “2023 Incremental Revolving Commitment”), thereby increasing the total credit facility of the Company to $247,500. Out of the total credit facility, $45,625 remains undrawn as of September 30, 2023. The Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a SOFR rate of no lower than SOFR+2.125% and no higher than SOFR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the nine months ended September 30, 2023 was 7.2%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the nine months ended September 30, 2023, the Company borrowed $11,250 against the revolver facility and repaid the same amount against the term loan under the credit facility.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the

Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of September 30, 2023, the applicable total leverage ratio and fixed charge coverage ratio were 2.75 and 1.25, respectively, and the Company was in compliance with these covenants.

As of September 30, 2023, the repayment schedule for the long-term borrowings was as follows:

As of September 30, 2023
Year ended December 31,
Remaining three months of 2023	$—
2024	11,250
2025	16,875
2026	156,875
Total*	$185,000

*Includes $8,438 repayable against the term loan facility within the twelve-month period ending September 30, 2024. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheet as of September 30, 2023.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of September 30, 2023, the Company was party to outstanding purchase contracts as follows:

As of September 30, 2023
Year Ended December 31,
Remaining three months of 2023	$7,127
2024	31,427
2025	13,066
2026	4,157
2027	620
Total	$56,397

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

During the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $57,672 and $75,218, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $179,746 and $231,289, respectively.

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

During the nine months ended September 30, 2023, the Company's board of directors approved the modification of the vesting schedule of certain awards, such that the modification accelerated the vesting of those grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the nine months ended September 30, 2023.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2023	60,107,275	$10.72
Granted (1)	8,310,561	9.63
Vested	(12,115,212)	10.12
Forfeited (2)	(1,151,286)	9.01
Non-vested as of September 30, 2023 (3)	55,151,338	$10.72

(1)
During the nine months ended September 30, 2023, the Company granted 8,104,386 restricted stock and 206,175 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the nine months ended September 30, 2023, 1,126,475 restricted stock and 24,811 restricted stock units were forfeited.
(3)
Includes 40,284,059 unvested Class A restricted stock, 13,900,874 unvested Class B restricted stock and 966,405 unvested restricted stock units as of September 30, 2023.

Stock options

Following is the summary of transactions under the Company’s stock option plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding options as of January 1, 2022	887,662	$3.53	4.19	$5.28
Granted	575,250	10.82	—	—
Exercised	(315,430)	0.63	—	—
Forfeited	(30,990)	10.83	—	—
Outstanding options as of December 31, 2022	1,116,492	$7.90	6.67	$0.59
Granted	1,714,555	8.63	—	—
Exercised	(57,000)	3.92	—	—
Forfeited	(90,562)	7.08	—	—
Outstanding options as of September 30, 2023	2,683,485	$8.48	5.06	$0.10

As of September 30, 2023, the Company had 669,211 outstanding exercisable options with a weighted-average exercise price of $2.30. Options granted by the Company expire no later than ten years from the grant date.

The company granted 1,714,555 options during the nine months ended September 30, 2023. The Company engaged a third-party valuation firm to determine the estimated fair value of the options using the Black-Scholes-Merton method, which was determined as $4.57 for the options issued during the nine months ended September 30, 2023 using the following assumptions:

As of
September 30, 2023
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

Following is the summary of PSUs under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	3,479,500	$12.38
Granted	1,538,925	21.04
Vested	(142,500)	5.17
Forfeited	(120,250)	14.76
Outstanding as of September 30, 2023	4,755,675	$15.34

As of September 30, 2023, the Company had 275,500 performance stock units with a fair value of $5.17, that are expected to vest over term.

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $21.04 per PSU issued during the nine months ended September 30, 2023 using the following assumptions:

As of
September 30, 2023
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

During the nine months ended September 30, 2023, the Company issued 210,096 shares of Class A common stock related to the ESPP offering that ended on May 31, 2023.

The fair value of the offering that commenced on June 1, 2023 was estimated at $2.54 per share, and expected to result in an issuance of approximately 216,847 shares of Class A common stock under this offering that will end on November 30, 2023.

Unrecognized compensation expense

The Company has $288,196 of unrecognized compensation expense related to its 55,151,338 unvested restricted stock and restricted stock units, 4,898,175 performance stock units, 2,014,274 unvested options and approximately 216,847 shares of Class A common stock to be issued under the ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.12 years.

10. Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balances for right-to-use asset and lease liabilities are as follows:

Operating Leases	As of September 30, 2023	As of December 31, 2022
Right-to-use assets, net	$5,943	$7,388
Current liabilities	$1,873	$2,137
Non-Current liabilities	$6,504	$7,877

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of September 30, 2023 are as follows:

As of September 30, 2023
Year Ended December 31,
Remaining three months of 2023	$663
2024	2,297
2025	2,028
2026	1,843
2027 and thereafter	3,525
Total undiscounted lease commitments	$10,356
Less: Short term leases and interest component	(1,979)
Total discounted operating lease liabilities	$8,377

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

During the three and nine months ended September 30, 2023, the Company repurchased 446,185 and 1,237,043 shares for a value of $3,517 and $11,487, respectively, including shares repurchased in conjunction with tax withholdings for the executives. As of September 30, 2023, $28,915 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the nine months ended September 30, 2023, 1,914,058 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Issuance of Class A common stock

During the nine months ended September 30, 2023, the Company issued 76,627 shares of Class A common stock valued at $667, 19,983 shares of Class A common stock valued at $176, and 57,515 shares of Class A common stock valued at $500 for the earnout payments related to its ArcaMax, Kinetic and Vital acquisitions, respectively.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$106,506	$—	$—	$106,506
Total assets measured at fair value	$106,506	$—	$—	$106,506
Liabilities
Acquisition-related liabilities	$—	$—	$30,293	$30,293
Total liabilities measured at fair value	$—	$—	$30,293	$30,293

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$107,354	$—	$—	$107,354
Total assets measured at fair value	$107,354	$—	$—	$107,354
Liabilities
Acquisition-related liabilities	$—	$—	$32,675	$32,675
Total liabilities measured at fair value	$—	$—	$32,675	$32,675

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2023:

Acquisition related liabilities
Balance as of January 1, 2023	$32,675
Additions, net of payments	(8,913)
Change in fair value	6,531
Balance as of September 30, 2023	$30,293

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

13. Related Party Transactions

Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS, amounted to $45 and $175 for the three and nine months ended September 30, 2023, respectively, and $55 and $166 for the three and nine months ended September 30, 2022, respectively, was recognized as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2023 and December 31, 2022, the Company had outstanding payables of $60 and $25, respectively, to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets.

14. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $590 and $1,097, respectively. The effective tax rate for the three months ended September 30, 2023 was negative 1.4% on a pre-tax loss of $42,496 and negative 0.7% on a pre-tax loss of $151,103 for the nine months ended September 30, 2023.

For the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $896 and income tax benefit of $1,360, respectively. The effective tax rate for the three months ended September 30, 2022 was negative 1.3% on a pre-tax loss of $68,544 and 0.6% on a pre-tax loss of $228,846 for the nine months ended September 30, 2022.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

15.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, restricted stock units and performance stock units as of September 30, 2023 and 2022 of 59,907,013 and 67,857,929 respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(43,086)	$(69,440)	$(152,200)	$(227,486)
Denominator:
Class A common stock	141,996,316	124,920,063	138,330,485	119,953,034
Class B common stock	16,059,473	15,674,065	15,931,901	16,840,238
Denominator for Basic and Dilutive loss per share – weighted-average common stock	158,055,789	140,594,128	154,262,386	136,793,272
Basic loss per share	$(0.27)	$(0.49)	$(0.99)	$(1.66)
Dilutive loss per share	$(0.27)	$(0.49)	$(0.99)	$(1.66)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Options	2,729,037	1,201,964	1,861,620	1,081,654
Restricted stock and restricted stock units	57,220,265	67,303,354	58,079,321	67,329,282
Performance stock units	4,755,675	3,479,500	4,240,755	3,087,951

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

Scaled customers increased 13%, to 440 as of September 30, 2023 compared to 389 as of September 30, 2022. Of our scaled customers, 124 and 106 were super-scaled customers as of September 30, 2023 and September 30, 2022, respectively.

Scaled customer ARPU increased 10%, to $418,373 for the three months ended September 30, 2023 compared to $381,734 for the three months ended September 30, 2022, primarily due to higher usage of our platform among scaled customers.

ARPU for our super-scaled customers increased 8%, to $1.2 million (across 124 customers) for the three months ended September 30, 2023 compared to $1.1 million (across 106 customers) for the three months ended September 30, 2022.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the nine months ended September 30, 2023 and 2022, we derived 72% and 78% of our revenues from direct platforms, respectively, and 28% and 22% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Estimates” in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2022 Annual Report and which is also incorporated by reference further below.

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

Restructuring expenses

Restructuring expenses consists primarily of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels. During the nine months ended September 30, 2023, we recognized $2.8 million of restructuring expenses.

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

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds. The change in fair value of warrants and derivative liabilities depends on external valuation-related factors. As of September 30, 2023 and 2022, the Company did not have any warrants and derivative liabilities on its condensed unaudited consolidated balance sheets.

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

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2023	2024	2025	2026	2027	Total
$52,789	$137,880	$65,222	$24,870	$7,435	$288,196

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$188,984	$152,252	$518,403	$415,821
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	73,480	57,529	189,867	149,487
General and administrative expenses	50,706	53,584	154,022	162,598
Selling and marketing expenses	70,669	76,987	215,714	223,044
Research and development expenses	18,062	16,954	53,924	52,223
Depreciation and amortization	13,233	13,367	37,654	39,448
Acquisition - related expenses	—	—	203	344
Restructuring expenses	—	—	2,845	—
Total operating expenses	$226,150	$218,421	$654,229	$627,144
Loss from operations	(37,166)	(66,169)	(135,826)	(211,323)
Interest expense	2,894	2,038	8,139	5,002
Other expenses	2,436	1,142	7,138	12,111
Change in fair value of warrants and derivative liabilities	—	(805)	—	410
Total other expenses	$5,330	$2,375	$15,277	$17,523
Loss before income taxes	(42,496)	(68,544)	(151,103)	(228,846)
Income tax provision/(benefit)	590	896	1,097	(1,360)
Net loss	$(43,086)	$(69,440)	$(152,200)	$(227,486)

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenues

	Three months ended September 30,		Change
	2023	2022	Amount	%
Revenues	$188,984	$152,252	$36,732	24.1%

Revenues increased by $36.7 million, or 24.1%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in revenues is attributable to incremental revenues of $1.6 million from existing customers and $35.1 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended September 30,		Change
	2023	2022	Amount	%
Cost of revenues (excluding depreciation and amortization)	$73,480	$57,529	$15,951	27.7%

Cost of revenues (excluding depreciation and amortization) increased by $16.0 million, or 27.7%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was primarily driven by $16.4 million in incremental media costs and other employee related costs of $0.6 million. This increase was partially offset by lower stock-based compensation of $1.0 million.

General and administrative expenses

	Three months ended September 30,		Change
	2023	2022	Amount	%
General and administrative expenses	$50,706	$53,584	$(2,878)	(5.4)%

General and administrative expenses decreased by $2.9 million, or 5.4%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was primarily driven by lower stock-based compensation of $7.0 million and other employee related costs of $0.2 million, which was partially offset by higher professional services fees of $2.3 million and computer and telecom related expenses of $2.0 million.

Selling and marketing expenses

	Three months ended September 30,		Change
	2023	2022	Amount	%
Selling and marketing expenses	$70,669	$76,987	$(6,318)	(8.2)%

Selling and marketing expenses decreased by $6.3 million, or 8.2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was primarily driven by lower stock-based compensation of $9.6 million, which was partially offset by higher employee-related costs of $2.9 million and other sales and marketing-related expenses of $0.4 million.

Research and development expenses

	Three months ended September 30,		Change
	2023	2022	Amount	%
Research and development expenses	$18,062	$16,954	$1,108	6.5%

Research and development expenses increased by $1.1 million, or 6.5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was primarily driven by $1.0 million in incremental employee related costs.

Depreciation and amortization

	Three months ended September 30,		Change
	2023	2022	Amount	%
Depreciation and amortization	$13,233	$13,367	$(134)	(1.0)%

Depreciation and amortization decreased by $0.1 million, or 1%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was driven by lower amortization expense related to intangible assets.

Interest expense

	Three months ended September 30,		Change
	2023	2022	Amount	%
Interest expense	$2,894	$2,038	$856	42.0%

Interest expense increased by $0.9 million, or 42.0%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily as a result of increases in interest rates in recent periods. This increase was partially offset by higher income earned on our money market accounts and short term deposits.

Other expenses

	Three months ended September 30,		Change
	2023	2022	Amount	%
Other expenses	$2,436	$1,142	$1,294	113.3%

Other expenses increased by $1.3 million, or 113.3%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was primarily driven by changes in fair value of acquisition-related liabilities recorded during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Change in fair value of warrants and derivative liabilities

	Three months ended September 30,		Change
	2023	2022	Amount	%
Change in fair value of warrants and derivative liabilities	$—	$(805)	$805	(100.0)%

We did not record any change in fair value of warrants and derivative liabilities during the three months ended September 30, 2023. The change in fair value of warrants and derivative liabilities during the three months ended September 30, 2022 was primarily due to the change in fair value of certain derivative instruments issued by the Company.

Income tax provision / (benefit)

	Three months ended September 30,		Change
	2023	2022	Amount	%
Income tax provision	$590	$896	$(306)	(34.2)%

For the three months ended September 30, 2023, the income tax provision decreased by $0.3 million, or 34.2%. The effective tax rate for the three months ended September 30, 2023 and 2022 was negative 1.4% and 1.3%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenues

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Revenues	$518,403	$415,821	$102,582	24.7%

Revenues increased by $102.6 million, or 24.7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in revenues is attributable to incremental revenues of $35.5 million from existing customers and $67.1 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Cost of revenues (excluding depreciation and amortization)	$189,867	$149,487	$40,380	27.0%

Cost of revenues (excluding depreciation and amortization) increased by $40.4 million, or 27.0%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily driven by $41.1 million in incremental media costs and other employee related costs of $1.6 million. This increase was partially offset by lower stock-based compensation of $2.3 million.

General and administrative expenses

	Nine months ended September 30,		Change
	2023	2022	Amount	%
General and administrative expenses	$154,022	$162,598	$(8,576)	(5.3)%

General and administrative expenses decreased by $8.6 million, or 5.3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was primarily driven by lower stock-based compensation of $22.7 million, which was partially offset by higher professional services fees of $6.1 million, computer and telecom related expenses of $5.8 million, other employee related costs of $1.8 million and an incremental provision for doubtful debt of $0.9 million.

Selling and marketing expenses

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Selling and marketing expenses	$215,714	$223,044	$(7,330)	(3.3)%

Selling and marketing expenses decreased by $7.3 million, or 3.3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was primarily driven by lower stock-based compensation of

$24.8 million, which was partially offset by higher employee-related costs of $16.5 million and other sales and marketing-related expenses of $1.0 million.

Research and development expenses

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Research and development expenses	$53,924	$52,223	$1,701	3.3%

Research and development expenses increased by $1.7 million, or 3.3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily driven by an increase in employee-related costs of $2.5 million and consulting fees of $0.9 million, which was partially offset by lower stock-based compensation of $1.7 million.

Depreciation and amortization

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Depreciation and amortization	$37,654	$39,448	$(1,794)	(4.5)%

Depreciation and amortization decreased by $1.8 million, or 4.5%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was driven by lower amortization expense of $1.9 million related to intangible assets.

Restructuring expenses

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Restructuring expenses	$2,845	$—	$2,845	100.0%

We recorded restructuring expenses of $2.8 million during the nine months ended September 30, 2023 related to employee termination cost due to internal restructuring. We did not have any such restructuring expenses during the nine months ended September 30, 2022.

Acquisition-related expenses

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Acquisition related expenses	$203	$344	$(141)	(41.0)%

Acquisition-related expenses decreased by $0.1 million, or 41.0%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by lower legal and professional fees incurred for our business combinations.

Interest expense

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Interest expense	$8,139	$5,002	$3,137	62.7%

Interest expense increased by $3.1 million, or 62.7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily as a result of increases in interest rates in recent periods. This increase was partially offset by higher income earned on our money market accounts and short term deposits.

Other expenses

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Other expenses	$7,138	$12,111	$(4,973)	(41.1)%

Other expenses decreased by $5.0 million, or 41.1%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was primarily driven by lower changes in fair value of acquisition-related liabilities recorded during the nine months ended September, 2023 as compared to the nine months ended September 30, 2022.

Change in fair value of warrants and derivative liabilities

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Change in fair value of warrants and derivative liabilities	$—	$410	$(410)	(100.0)%

We did not record any change in fair value of warrants and derivative liabilities during the nine months ended September 30, 2023. The change in fair value of warrants and derivative liabilities during the nine months ended September 30, 2022 was primarily due to the change in fair value of certain derivative instruments issued by the Company.

Income tax provision / (benefit)

	Nine months ended September 30,		Change
	2023	2022	Amount	%
Income tax provision/(benefit)	$1,097	$(1,360)	$2,457	180.7%

For the nine months ended September 30, 2023, the income tax provision increased by $2.5 million, or 180.7%. The effective tax rate for the nine months ended September 30, 2023 and 2022 was negative 0.7% and 0.6%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(43,086)	$(69,440)	$(152,200)	$(227,486)
Net loss margin	22.8%	45.6%	29.4%	54.7%
Add back:
Depreciation and amortization	13,233	13,367	37,654	39,448
Restructuring expenses	-	-	2,845	-
Acquisition related expenses	-	-	203	344
Stock-based compensation	57,672	75,218	179,746	231,289
Other expenses	2,436	1,142	7,138	12,111
Change in fair value of warrants and derivative liabilities	-	(805)	-	410
Interest expense	2,894	2,038	8,139	5,002
Income tax provision / (benefit)	590	896	1,097	(1,360)
Adjusted EBITDA	$33,739	$22,416	$84,622	$59,758
Adjusted EBITDA margin	17.9%	14.7%	16.3%	14.4%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of September 30, 2023, we had cash and cash equivalents of $120.8 million and net working capital, consisting of current assets less current liabilities, of $107.0 million. As of September 30, 2023, we had an accumulated deficit of $923.3 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2023	2022
Net cash provided by / (used for):
Cash provided by operating activities	$63,561	$55,389
Cash used for investing activities	(45,476)	(39,194)
Cash used for financing activities	(18,406)	(5,117)
Effect of exchange rate changes on cash and cash equivalents	7	(129)
Net (decrease) / increase in cash and cash equivalents	$(314)	$10,949

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities of $63.6 million resulted primarily from adjusted non-cash items of $225.2 million, an amount in excess of our net loss of $152.2 million. Non-cash items include stock-based compensation of $179.7 million, depreciation and amortization of $37.7 million, and a change in fair value of acquisition-related liabilities of $6.7 million. Changes in working capital were primarily driven by an increase in accounts receivable of $33.3 million, other assets of $0.6 million and a decrease in deferred revenue of $0.3 million, partially offset by an increase in accounts payable of $22.6 million, accrued expenses and other current liabilities of $1.2 million and a decrease in prepaid expenses of $0.9 million.

For the nine months ended September 30, 2022, net cash provided by operating activities of $55.4 million resulted primarily from adjusted noncash items of $280.1 million, more than offsetting our net loss of $227.5 million. Changes in working capital were primarily driven by an increase in accounts payable of $7.3 million and increase in accrued expenses and other current liabilities of $1.8 million, partially offset by an increase in accounts receivable of $4.6 million, prepaid and other current assets of $0.7 million and a decrease in deferred revenues of $0.8 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, we used $45.5 million of cash in investing activities, primarily consisting of capital expenditures of $14.9 million (including a $11.7 million investment in data and partnership agreements), acquisitions and other investments, net of cash acquired of $18.3 million and website and software development costs of $12.3 million.

For the nine months ended September, 2022, we used $39.2 million of cash in investing activities, primarily consisting of capital expenditures of $17.2 million (including a $14.4 million investment in data and partnership agreements), business and asset acquisitions of $9.2 million and website and software development costs of $12.8 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, we used $18.4 million of cash in financing activities, primarily due to the repurchase of $11.5 million of our common stock under our share repurchase and RSA withholdings program and payment of acquisition related liabilities of $8.7 million, partially offset by $1.6 million paid by certain employees under the Company's employee stock purchase plan.

For the nine months ended September 30, 2022, we used $5.1 million of cash in financing activities, primarily due to the repurchase of $4.3 million of common stock under our repurchase and RSA withholdings program and payment of acquisition related liabilities of $2.3 million, partially offset by $1.3 million paid by certain employees under the Company's employee stock purchase plan.

Debt

As of September 30, 2023, we have $184.0 million (net of $1.0 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

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

During the three and nine months ended September 30, 2023, we borrowed nil and $11.3 million, respectively, against the revolver facility and repaid the same amount against the term loan under the credit facility.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2022 Annual Report.

Share Repurchase and RSA Withholding Program

In August 2022, the Company's Board of Directors authorized a share repurchase and withholding program (the “2022 SRP”) authorizing the repurchase up to $50 million of our outstanding Class A common stock through December 31, 2024 and authorizing withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2022 SRP during the three month ended September 30, 2023.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. As of September 30, 2023, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $185.0 million debt, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of September 30, 2023, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expenses by $1.9 million. There were no material changes in market risk exposures as of September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

On July 28, 2023, the Company issued 57,515 shares of Class A common stock valued at $8.69 per share, for an aggregate value of $0.5 million, to former shareholders of Vital in connection with the Vital acquisition. We did not receive any proceeds from such issuance.

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

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended September 30, 2023 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2023 – July 31, 2023	60,328	$8.51	60,328	$31.9
August 1, 2023 – August 31, 2023	576	$7.74	576	$31.9
September 1, 2023 – September 30, 2023	385,281	$7.77	385,281	$28.9
Total	446,185		446,185

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

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zeta Global Holdings Corp.

Date: November 2, 2023	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)