Form 10-K
period 2023-12-31
Zeta Global Holdings Corp.
filed 2024-02-28
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO_________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the registrant’s Class A common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $1.2 billion (based upon the closing sale price of the Class A common stock on June 30, 2023 on The New York Stock Exchange). The market value of the registrant’s Class B common stock is not included in the above value as there is no active market for such stock.

The number of shares of registrant’s Class A common stock outstanding as of February 16, 2024 was 189,361,292. The number of shares of registrant’s Class B common stock outstanding as of February 16, 2024 was 29,055,489.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. All statements made in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Annual Report on Form 10-K, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

• Our success and revenue growth depends on our ability to add and retain scaled customers and convert our scaled customers into super-scaled customers;

• We often have long sales cycles, which can result in significant time between initial contact with a potential customer and execution of a customer agreement, making it difficult to project when, if at all, we will generate revenue from those customers;

• We may experience fluctuations in our operating results, which could make our future operating results difficult to predict;

• If we do not manage our growth effectively, the quality of our platform and solutions may suffer, and our business, operating results and financial condition may be adversely affected;

• Our industry is intensely competitive, and if we do not effectively compete against current and future competitors or fail to innovate and make the right investment decisions in our product offerings and platform, our business, operating results and financial condition could be harmed;

• Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition;

• The technology industry is subject to increasing scrutiny that could result in U.S. federal or state government actions that could negatively affect our business;

• Our business and the effectiveness of our platform depends on our ability to collect and use data online. New consumer tools, regulatory restrictions and potential changes to web browsers and mobile operating systems all threaten our ability to collect such data, which could harm our operating results and financial condition and adversely affect the demand for our products and solutions;

• Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition;

• Any unfavorable publicity or negative public perception of current data collection practices could result in additional regulations which may impact the effectiveness of our data cloud and platform;

• A significant inadvertent disclosure or breach of confidential and/or personal information we process, or a security breach of our or our customers’, suppliers’ or other partners’ IT Systems could be detrimental to our business, reputation, financial performance and results of operations;

• We depend on third-party data centers, systems and technologies to operate our business, the disruption of which could adversely affect our business, operating results and financial condition;

• If we fail to detect or prevent fraud or malware intrusion on our platform, devices, or systems, or into the systems or devices of our customers and their consumers, publishers could lose confidence in our platform, and we could face legal claims and regulatory investigations, any of which could adversely affect our business, operating results and financial condition;

ii

• The standards that private entities and inbox service providers adopt in the future to regulate the use and delivery of email may interfere with the effectiveness of our platform and our ability to conduct business;

• Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence could adversely affect our business, results of operations, and financial condition;

• Catastrophic events such as pandemics, earthquakes, flooding, droughts, fire and power outages, and business and operational interruption by man-made problems such as war, conflicts and acts of terrorism; and

• Other factors discussed in other sections of this Annual Report on Form 10-K, including the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K should not be construed to be exhaustive and speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Zeta,” “we,” “us,” “our” or “the Company” refer to Zeta Global Holdings Corp. and its consolidated subsidiaries.

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

The ZMP empowers our customers to personalize consumer experiences at scale across multiple touchpoints. Marketing programs are created and orchestrated by our customers through automated workflows and sophisticated dashboards. Our Consumer Data Platform (“CDP+”) ingests, analyzes and distills disparate data points to generate a single view of a consumer, encompassing identity, profile characteristics, behaviors and purchase intent, which is then made accessible through a single console. Our Agile Intelligence suite (formerly known as Opportunity Explorer) synthesizes Zeta’s proprietary data and data generated by our customers to uncover consumer insights that are translated into marketing programs designed for highly targeted audiences across digital channels, including email, SMS, websites, applications, social media, CTV and chat.

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

Our data set contains more than 240 million opted-in individuals in the U.S. and more than 535 million opted-in individuals globally with an average of more than 2,500 attributes per individual, which may be demographic, behavioral, psychographic, transactional, or indicative of preference. On average, we ingest more than one trillion content consumption signals per month on a global basis and synthesize this information into hundreds of intent-based audiences, which can then be used to create marketing programs. All this data is managed through a proprietary database structure that has patented flexibility, speed and scalability.

2. Patented AI Engine

We believe our proprietary data is key to our AI engine. We analyze this data through extensive application of AI technologies, including machine learning, natural language processing, and generative AI. We leverage our AI technologies and data within the ZMP to:

• Seamlessly collect and ingest structured and unstructured data into the ZMP;

• Detect PII and apply data governance in accordance with business, state, and federal rules and regulations;

• Quickly and reliably analyze key consumer attributes and signals;

• Identify consumer intent by running sophisticated algorithms to analyze data;

• Cluster related concepts and prioritize actionable insights to create intent-based graphs;

• Create audiences comprised of individuals or affinity-driven clusters scored based on intent;

• Forecast experience-based outcomes at an individual and audience level;

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

Our Platform and Products

The ZMP is a single platform designed to enable enterprises to acquire, grow and retain consumer relationships more efficiently and effectively than alternative solutions available in the market. The platform consists of three core products (CDP, ESP, DSP) with modules that can be “turned on” to meet our customers’ specific business needs. Artificial intelligence is native to the ZMP, unlocking new capabilities for creativity, automation, optimization, forecasting, planning, and onboarding. Our customers can purchase our products individually or in combination based on their evolving needs. We also offer various technical upgrades, consulting services, additional integrations, and access to ad-hoc data sources, services, and channels. As a result, our customers are incentivized to allocate an increasing percentage of their marketing budgets to our platform and to enter long-term contractual commitments.

Messaging – ESP

Zeta Messaging, our ESP offering, provides our customers with end-to-end omnichannel messaging capabilities. From segmentation to automation of campaigns, we deliver rich, individualized experiences that drive engagement through email, mobile, social and other channels. Using access to our intelligence tools, our ESP customers can expand their knowledge of their customers with past purchase behavior, channel preferences, real-time interests, and predictive intent. Our built-in artificial intelligence not only selects audiences and automates campaigns, but it can also optimize content and recommendations dynamically, based on our intelligence-driven understanding of customer needs, interests, and forecasted behavior. As a component of the ZMP, Zeta Messaging offers integrated data management, enterprise-scale delivery and support, and sophisticated omnichannel orchestration. Our customers benefit from an account team committed to their success and backed by experts in strategy, content creation, data and analytics.

Data Management – CDP

Our customers can use Zeta CDP as their system of record for all consumer information. Zeta CDP delivers a single, actionable view of customers and prospects that include real-time identifiers and attributes. Customers can consolidate multiple databases and internal and external data feeds, and organize their data based on their unique needs and performance metrics. Enriched with intent-based scoring from our proprietary data, Zeta CDP makes it possible to identify anonymous website visitors and engage them across multiple channels with meaningful, individualized experiences. Zeta CDP has extensive technical flexibility and can adjust to custom data schemas with limited or no pre-configuration required. If necessary, we can also engineer a deeper level of data integration between Zeta CDP and a customer’s unique marketing infrastructure.

Activation - DSP

Zeta Activation aims to help our customers to maximize the power of paid media to engage the right audiences where and how they want to be reached, with personalized messages determined by billions of real-time signals and predictive insights. Zeta Activation delivers highly personalized, targeted experiences via desktop, mobile, CTV and social, among other channels. It operates on one of the industry’s most durable and persistent identity graphs, anchored by people-based identifiers with minimal reliance on third-party cookies. In turn, Zeta Activation provides more precise analytics and attribution, with zero-to-minimal data loss across channels, and can be used to intelligently optimize media spend. Through our single-platform approach, we can integrate paid media and multichannel campaigns to deliver true cross-channel marketing across desktop, mobile, display and video, CTV, search, email, and web, among other channels. We offer one of the largest proprietary data sets in the U.S., informing the campaigns that our customers launch with rich, actionable insights. Our superior integrated data management capabilities can update individual profiles with new data instantaneously.

Intelligence - Agile

Actionable intelligence is the foundation of the ZMP and our products. We showcase our differentiated capability to synthesize trillions of behavioral signals into intent-based scores tied to a unique individual through our Agile Intelligence product suite. Based on our proprietary data and uniquely modeled intender scores, our Agile Intelligence suite can present immediate and actionable opportunities within the ZMP that our customers can then use to generate growth. A closed-loop cycle from insight to activation enables our AI engine to quickly learn from the available data, identify the best data signals and create accurate and up-to-date Zeta Identity Graphs™. The Agile Intelligence suite is woven into the fabric of the ZMP and is accessible through five product modules: MarketPulse, CustomerPulse, DMAPulse, AudiencePulse and CompetitorPulse.

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

Our customers can use all five of the modules or choose any individual module to obtain data-cloud based insights on their existing consumers and prospects. We offer Agile Intelligence suite for a licensing fee and/or an incremental fee based on customers’ utilization of the ZMP. The terms of our subscription agreements are typically quarterly or annual.

Our Growth Strategies

Our data and AI-powered platform enables our customers to transform their digital marketing strategy, accelerate their revenue growth and enhance business returns. In turn, our customers’ success motivates them to increase their use of our platform, thereby accelerating our revenue and growth. Key elements of our long-term growth strategy include:

Further penetrate our existing customer base. We have customers spanning a wide spectrum of industry verticals and we believe we can achieve significant organic growth by cross-selling our existing solutions, making full use of our data capabilities and insights and by capturing an increased share of our scaled customers’ marketing spend by introducing new features and functionalities within the ZMP.

Acquire new scaled customers. We intend to aggressively pursue new scaled customers by investing in our sales and customer service teams while driving increased efficiencies in our go-to-market approach. We also intend to focus on converting our scaled customers into new super-scaled customers. The Agile Intelligence suite also serves as a sales accelerator to help acquire and grow new customers. We also have extensive relationships with many marketing agencies and enterprises and believe we can extend our platform to provide B2B marketing capabilities.

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

Actionable Insights

Our customers can use the Agile Intelligence suite module in the ZMP to obtain and take action on high-value consumer insights in real-time. The ZMP monitors, aggregates and synthesizes the behaviors of individuals globally across multiple points of interactions to predict interest and intent.

Recognized Leader in Marketing Automation

We believe our customers choose our platform over others because of its powerful, integrated and easy to use applications, rapid integration with various channels and technologies, and seamless onboarding of our customers’ and third-party data. We have been recognized by various third-party research reports as a leader in the marketing automation sector such as in 2022, when we were recognized as a “Leader” in The Forrester Wave™: Email Marketing Service Providers, Q1 2022 and received the highest possible scores across eight criteria including innovation roadmap, market approach, content management, dynamic content, and measuring engagement. In addition, in 2023, we were named as a Leader in IDC’s MarketScape for Worldwide Omni-Channel Marketing Platforms for B2C Enterprises.

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

Our Customers

We work with some of the largest and most well-known enterprises across a wide spectrum of industry verticals including consumer & retail, telecommunications, financial services, business services and insurance, which contributed 17%, 15%, 10%, 10% and 6% of our revenues for the year ended December 31, 2023 and 12%, 12%, 13%, 11% and 8% of our revenues for the year ended December 31, 2022, respectively. 97% of our revenue for the year ended December 31, 2023 was derived from scaled customers, which we define as customers from which we have generated trailing-12-month revenue of at least $100,000. As a subset of scaled customers, we define super-scaled customers as customers from which we have generated trailing-12-month revenue of at least $1,000,000. We had 1,242 and 1,155 total customers, and 452 and 403 scaled customers, including 131 and 103 super-scaled customers, as of December 31, 2023 and 2022, respectively.

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

Human Capital

We believe that our employees love working at Zeta because they believe that they are working towards a larger mission. We pride ourselves in hiring the best global talent with employees across the U.S. (including New York and Silicon Valley), the EU, the UK and India. As of December 31, 2023, we had 1,783 employees, including 955 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.

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

Intellectual Property

We have a patent portfolio of more than 125 U.S. and international patents and applications which include 21 granted patents and 33 pending patent applications covering machine learning and artificial intelligence (AI). Our AI patents focus on integrating predictive personalization, outcome forecasting, and generative AI holistically throughout our products to increase efficiency, enhance user experience, and deliver better customer outcomes. Other aspects of our patent portfolio cover data governance, security, and management technology. Our key patents in these areas enhance the transferability and integrity of our data assets and the interoperability and scalability of our data platforms. We also currently own trademark registrations and applications for the ZETA and DISQUS names and variants thereof and other product-related marks in the United States and certain foreign countries. We have also registered numerous internet domain names related to our business. We also rely on copyright laws to protect creative aspects of our website and computer programs related to our platform and our proprietary technologies. In addition, we enter into confidentiality agreements and invention or work product assignment agreements with employees and contractors involved in the development of our proprietary intellectual property. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.

Item 1A. Risk Factors.

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties described below, which could materially adversely affect our business, operating results, financial condition, and cash flow.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. The risks and uncertainties described in this Annual Report on Form 10-K may not be the only ones we face. If any of the risks actually occur, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected. These risks and uncertainties include, but are not limited to, the following:

• Our success and revenue growth depends on our ability to add and retain scaled customers and convert our scaled customers into super-scaled customers.

• We often have long sales cycles, which can result in significant time between initial contact with a potential customer and execution of a customer agreement, making it difficult to project when, if at all, we will generate revenue from those customers.

• We may experience fluctuations in our operating results, which could make our future operating results difficult to predict.

• If we do not manage our growth effectively, the quality of our platform and solutions may suffer, and our business, operating results and financial condition may be adversely affected.

• Our industry is intensely competitive, and if we do not effectively compete against current and future competitors or fail to innovate and make the right investment decisions in our product offerings and platform, our business, operating results and financial condition could be harmed.

• Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.

• The technology industry is subject to increasing scrutiny that could result in U.S. federal or state government actions that could negatively affect our business.

• Our business and the effectiveness of our platform depends on our ability to collect and use data online. New consumer tools, regulatory restrictions and potential changes to web browsers and mobile operating systems all threaten our ability to collect such data, which could harm our operating results and financial condition and adversely affect the demand for our products and solutions.

• Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

• Any unfavorable publicity or negative public perception of current data collection practices could result in additional regulations which may impact the effectiveness of our data cloud and platform.

• A significant inadvertent disclosure or breach of confidential and/or personal information we process, or a security breach of our or our customers’, suppliers’ or other partners’ IT Systems could be detrimental to our business, reputation, financial performance and results of operations.

• We depend on third-party data centers, systems and technologies to operate our business, the disruption of which could adversely affect our business, operating results and financial condition.

• If we fail to detect or prevent fraud or malware intrusion on our platform, devices, or systems, or into the systems or devices of our customers and their consumers, publishers could lose confidence in our platform, and we could face legal claims and regulatory investigations, any of which could adversely affect our business, operating results and financial condition.

• The standards that private entities and inbox service providers adopt in the future to regulate the use and delivery of email may interfere with the effectiveness of our platform and our ability to conduct business.

• Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence could adversely affect our business, results of operations, and financial condition.

• Catastrophic events such as pandemics, earthquakes, flooding, droughts, fire and power outages, and business and operational interruption by man-made problems such as war, conflicts and acts of terrorism.

Risks Related to Our Business and Our Industry

Our success and revenue growth depends on our ability to add and retain scaled customers.

Our success is dependent on regularly adding new customers, in particular new scaled customers, and increasing our existing customers’ usage of our platform in order to convert our scaled customers into super-scaled customers. We also continually work on converting our non-scaled customers into scaled customers. Many of our contracts and relationships with customers do not include automatic renewal or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers, in particular our scaled customers, typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall marketing spend for any reason, including if they do not believe they are generating a sufficient return on their marketing spend. Further, we may not be successful at educating and training our new and existing customers on how to use our platform, in particular our advanced reporting tools, in order for them to benefit from it and generate revenues. Accordingly, we must continually work to win new scaled customers and educate and retain existing scaled customers, increase their usage of our platform and capture a larger share of their marketing spend, which may lead to an increase in our super-scaled customers.

In 2023, our top ten customers accounted for approximately one-third of our total revenue and no customer accounted for more than 10% of our total revenue. Occasionally, we enter into separate contracts and billing relationships with individual marketing agencies that are owned by the same holding company and account for them as separate customers. However, if a holding company of multiple marketing agencies chooses to exert control over the individual agencies in the future and terminate their relationship with us, it could result in a disproportionate loss of revenue.

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

Our results of operations also depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of our platform, including, among others, a customer’s projections of business growth, uncertainty about economic conditions, capital budgets, anticipated cost savings from the implementation of our platform, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platform, more favorable terms offered by potential competitors, and previous technology investments. As a result of these and other factors, there can be no assurance that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, operating results and financial condition could be adversely affected.

We are subject to payment-related risks if customers dispute, do not pay their invoices, or decrease their amount of spend due to unforeseen downturns in their financial condition. Any decreases or significant delays in payments could have a material adverse effect on our business, operating results and financial condition. These risks may be heightened during economic downturns or customer impacts from such downturns, including supply chain disruptions or shortages.

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

If we are unable to collect customers’ fees on a timely basis or at all, we could incur write-offs for bad debt, which could have a material adverse effect on our business, operating results and financial condition for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Even if we are not paid by our customers on time or at all, we may still be obligated to pay for the inventory we have purchased for our customers’ marketing campaigns, and consequently, our results of operations and financial condition would be adversely impacted.

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

Any one of the factors referred to above or herein or the cumulative effect of any combination of factors referred to above or herein may result in our operating results being below our expectations and the expectations of securities analysts and investors, or may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators ("KPIs"). This variability and unpredictability could result in our failure to meet our business plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on our results of operations in the short term.

If we do not manage our growth effectively, the quality of our platform and solutions may suffer, and our business, operating results and financial condition may be adversely affected.

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

If we do not manage our growth well, the efficacy and performance of our platform may suffer, which could harm our reputation, reduce demand for our platform and solutions and have an adverse effect on our business, operating results and financial condition.

Our industry is intensely competitive, and if we do not effectively compete against current and future competitors or fail to innovate and make the right investment decisions in our product offerings and platform, our business, operating results and financial condition could be harmed.

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

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction of new and enhanced offering by our competitors, making it intensely competitive. To sustain and grow our revenue, we must continuously respond to the different trends driving our industry. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and platform and meet customer demand and evolving industry standards. As we continue to grow and attract a broader customer base, we will have to invest more time and effort to maintain a certain level of performance in our products and platform.

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

Without the timely introduction of new products, solutions and enhancements, our offerings could become technologically or commercially obsolete over time, or we may be required to make unanticipated and costly changes to our platform or business model, in which case our revenue and operating results would suffer. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we fail to enhance our current products and solutions or fail to develop new products to adapt to our rapidly changing industry or to evolving customers’ needs, demand for our platform could decrease and our business, operating results and financial condition may be adversely affected.

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

• heightened exposure to changes in economic, security and political conditions, war, conflicts and acts of terrorism;

• different standards of protection for intellectual property rights and confidentiality protection;

• the effects of pandemics, epidemics or other health crises on general health and economic conditions; and

• fluctuations in currency exchange rates and tax compliance.

The enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive and we might need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, operating results and financial condition. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, operating results and financial condition.

We expect to continue to rely on significant cost savings obtained by concentrating our technology and development and engineering work in India and other non-U.S. locations, but difficulties resulting from the factors noted above and other risks related to our operations in India or such other non-U.S. locations could increase our expenses and harm our competitive position. The historical rate of wage inflation has been higher in India than in the U.S. In addition, if the Rupee strengthens against the U.S. Dollar, our costs would increase. If the cost of technology and development work in India significantly increases or the labor environment in India changes unfavorably, our cost savings may be diminished. Any such developments could adversely affect our business, operating results and financial condition.

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

Our success also depends on our ability to hire, train, retain and motivate new employees. We have incurred substantial stock-based compensation expense and will continue to incur stock-based compensation expense in future years as a result of our equity compensation plan under which we grant time-based and performance-based restricted stock awards. Competition for employees in our industry can be intense, and we compete for experienced personnel with many companies that have greater resources than we have. The market for engineering talent is particularly intense in New York, where we are headquartered and in the San Francisco Bay Area, the EU and India where we have offices. Our future growth will also depend in part on our ability to establish sales teams that effectively solve problems and efficiently execute our objectives. We will need to establish teams that are well versed in complex and varied systems of distribution across national, regional and international markets. We believe that there is significant competition for sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel with relevant industry knowledge and strong selling skills.

We believe our corporate culture has been critical to our success and we plan to continue to invest time and resources to continue building it. In particular, Diversity, Equity and Inclusion (“DEI”) is a strategic imperative at Zeta. Our DEI team is focused on driving inclusiveness, innovation and stronger business results by attracting a more diverse talent pool and creating a more inclusive work environment for all our employees around the world. Although we have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees, our employees may fail to abide by these policies. In addition to damaging our reputation, actual or alleged misconduct could affect the confidence of our stockholders, regulators and other parties and could have a material adverse effect on our business, operating results and financial condition.

Future acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.

As part of our growth strategy, we may acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Acquisitions are inherently risky and if they fail, they can result in costly remediating steps such as litigation and divesture. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. The anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, operating results and financial condition, including risks arising from:

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

Inflation has the potential to adversely affect our liquidity, business, operating results and financial condition of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, operating results, financial condition and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

• compliance with foreign data privacy laws, such as the EU ePrivacy Directive, GDPR, UK data protection laws, and Brazil’s General Data Protection Law (“LGPD”), which could materially diminish our ability to collect data and/or the effectiveness of our platform;

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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and others could harm our ability to increase international revenues and, consequently, could adversely affect our business, operating results and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage these risks successfully could adversely affect our business, operating results and financial condition.

Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, droughts, fire and power outages, and to business and operational interruption by man-made problems such as war, conflicts and terrorism.

Our business is vulnerable to damage or interruption from pandemics, earthquakes, extreme weather events, flooding, droughts, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster could have a material adverse effect on our business, operating results, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that we may incur. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, any disruptions of the foregoing could negatively impact our ability to run our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could have an adverse effect on our business, operating results, and financial condition.

In particular, the COVID-19 pandemic, including the reactions of governments, markets and the general public, resulted in a number of adverse consequences for our business, operating results, and financial condition, many of which were beyond our control. Any resurgences or variants of the virus or other epidemics, pandemics or health crises could have a material negative impact on economic and market conditions around the world, which could have a significant negative impact on our and our customers, suppliers’ or other partners’ business, operating results, and financial condition. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our and our customers, suppliers’ or other partners’ business, financial condition or growth strategy.

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

In the U.S., numerous state laws impose standards relating to the privacy, security, transmission and breach reporting of personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our customers and our strategic partners. For example, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and imposes privacy and security obligations on entities handling personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches suffered as a result of the business’s violation of the duty to implement and maintain reasonable security procedures and practices, and this may lead to breach litigation. Further, the CPRA, effective January 1, 2023, significantly amended the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. Similar laws are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. Additionally, state regulators may exercise greater scrutiny regarding the collection and processing of personal information for purposes of online advertising, marketing, and analytics. These laws and their requirements could have a material adverse effect on our financial performance, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC sees failure to take appropriate steps to keep consumers’ personal information secure as constituting unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has recently conducted enforcement actions against other companies that created new precedents that may require us to adjust our business practices, although these changes have not produced material costs or loss of revenue for us. Future FTC enforcement actions against marketing companies could result in more material impacts to us. The FTC also has initiated a rulemaking regarding “Commercial Surveillance and Data Security,” and although that rule is not expected to come into effect soon, it has resulted in increased regulatory attention and scrutiny regarding the collection and processing of personal information and online advertising, marketing and analytics services.

Our communications with consumers are also subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act of 1991 (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. Recently enacted state laws, for example in Connecticut and Maryland, create additional requirements and penalties for violations relating to telemarketing and SMS marketing. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA and related state laws impose significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted using email, telephone, fax or text message. Additional laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

New requirements relating to automated, browser-based, or one-stop opt-out mechanisms (OOMs) such as the Global Privacy Control, the forthcoming opt-out mechanism for data brokers established under the California Delete Act, or other OOMs that will be established in the future may result in significantly larger numbers of consumers opting out of having their data used for marketing purposes versus historical averages. This could result in Zeta having less access to consumer data, impacting performance of our services or resulting in loss of business.

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

Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S.; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/European Economic Area (“EEA”) to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”) by stating reliance on SCCs alone may not be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision have taken a restrictive approach to international data transfers. Further the European Commission published revised standard contractual clauses for data transfers from the EEA (mandatory for new transfers since September 27, 2021, and for existing transfers since December 27, 2022) and the UK Information Commissioner’s Office published its own new data transfer standard contracts for data transfers from the UK (mandatory for new transfers since September 21, 2022 and for existing transfers by March 21, 2024). We expect the existing legal complexity and uncertainty regarding international data transfers to continue and in particular, we expect international transfers to the U.S. and other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. In addition, in February 2022, the Belgian data protection authority found that the Interactive Advertising Bureau’s (IAB) “Transparency and Consent Framework” (“TCF”), the primary consent management platform used in Europe for online advertising compliance, violates the GDPR. While this decision is being appealed, a subsequent loss of the TCF could result in increased legal risk, or a need to discontinue online advertising in Europe, which could impact our revenues.

For transfers from the EEA to the UK the European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws and violations of such laws could result in regulatory investigations, fines, orders to cease / change our use of such technologies, as well as civil claims including class actions, and reputational damage. In July 2021, we received a notice from Norwegian authorities of an intent to impose a fine for our alleged failure to adhere to the GDPR with respect to the collection of personal data via cookies in their country. We have challenged this allegation on a number of grounds and currently await a response from the Norwegian DPA. We are hopeful that the Norwegian DPA will close this case without enforcement action as we have not received any correspondence since July 2022.

Increased scrutiny regarding the use of such technologies and the use of personal data for online advertising practices, together with adverse rulings on these issues, even if not directly against us, may have a direct impact on our ability to continue to collect and process personal data for the services that we provide and could adversely impact our business activities. Changes proposed by providers of major browsers to eliminate or restrict the usage of third-party cookies to track user behaviors, and to allow users to limit the collection of certain data generally or from specified websites, could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers. The effectiveness of our platform relies in part on our ability to collect and use online data, so these changes could adversely affect our business.

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

As we process transactions through our platform, we collect large amounts of data about consumers and advertisements that we place. We collect data on ad specifications (such as placement, size and format), pricing and auction activity (such as price floors, bid response behavior and clearing prices). Further, we collect data on consumers that does not directly identify the individual (although considered personal information under the CCPA and other U.S. laws, GDPR, and other laws), including browser, device location and characteristics, online browsing behavior, exposure to and interaction with advertisements, and inferential data about purchase intentions and preferences. Data providers also send us proprietary data, including data about consumers. We aggregate this data and analyze it in order to enhance our product, including the pricing, placement and scheduling of advertisements. Evolving regulatory standards could place restrictions on the collection, management, aggregation and use of the types of data we collect, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose data. In addition, regulations such as the GDPR permit data protection authorities to impose penalties for violations. Any new and unforeseen regulatory limitations on our operations could impair our ability to deliver effective solutions to our customers, which could adversely affect our business, operating results and financial condition.

A significant inadvertent disclosure or breach of confidential and/or personal information we process, or a security breach of our or our customers’, suppliers’, or other partners’ IT Systems could be detrimental to our business, reputation, financial performance and results of operations.

The nature of our business means that we process large databases of personal information, including maintaining and storing large databases of such information, not only on our own behalf, but also on our customers’ and others’ behalf. As a result, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, and personal and confidential information. Such risks include the misappropriation of data by malicious insiders or unauthorized third parties, or other data breaches. Such parties could attempt to gain entry to our or our vendor’s IT Systems (including by gaining employment at Zeta) for the purpose of stealing data, including confidential information or personal information, or breaching our security systems or other IT Systems. In particular, we (and certain of our third-party providers), like other organizations, especially in the digital marketing industry and marketing technology industry, are routinely subject to attempts by such threat actors (e.g., cybersecurity threats, attempted data privacy breaches, or other incidents), which if successful, may result in either threatened or actual exposure leading to unauthorized access, disclosure and misuse of confidential information, personal information or other information regarding customers, suppliers, partners, vendors, employees, or our company and business. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems or information.

Even where we have invested in industry standard security, a breach may be due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees to disclose sensitive information or credentials that permit access to sensitive information through a process known as social engineering. This includes disclosing data such as usernames, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential information. Employee-related risks are increased by remote and hybrid working arrangements at our company (and at third-party providers) which increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Third parties and threat actors also may attempt to extort us through a ransomware or other similar form of attack by encrypting information IT Systems, rendering our IT Systems inoperable, or stealing intellectual property, confidential information, personal information, or other sensitive data, and demanding payment in return. Techniques used to obtain unauthorized access to, or sabotage IT Systems, change frequently, grow more complex over time, and often are not recognized until launched against a target. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure the data, including confidential information and personal information we maintain, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of such data, other security events that impact the integrity or availability of such data, or our IT Systems and operations and any data contained in such systems and operations. We may incur significant costs in protecting against or remediating such events, including cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenue. We carry insurance comparable to our industry. However, we cannot guarantee that our insurance coverage will be sufficient to cover all costs and liabilities incurred in relation to a security breach, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

We depend on third-party data centers, systems and technologies to operate our business, the disruption of which could adversely affect our business, operating results and financial condition.

In addition to internal technology, including proprietary software, databases, and other intellectual property, we also rely on computer hardware purchased or leased from, software licensed from, content licensed from and services provided by a variety of third parties, which include databases, operating systems, virtualization software, tax requirement content and geolocation content and services (collectively, “IT Systems”). Any damage to or failure of our IT Systems generally would prevent us from operating our business. We rely on data centers and third-party technology vendors in order to operate our business, and we host our company-owned infrastructure at third-party data centers. We are also dependent on third-party providers to provide industry standard protection against potential damages such as cyber intrusions, natural disasters, criminal acts and technical maintenance. In the event of damage or interruption to IT Systems, it is unlikely that we would be appropriately compensated for the reputational harm that such an interruption would create regardless of any damages we may recover from such third parties or any insurance policy in place. This would in turn reduce our revenue, subject us to liability and may cause us to lose customers, any of which could materially adversely affect our business.

Additionally, improving our platform’s infrastructure and expanding its capacity in anticipation of growth in new channels and formats, as well as implementing technological enhancements to our platform to improve its efficiency and cost-effectiveness are key components of our business strategy, and if our third-party data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in the service levels at our third-party data centers or any errors, service interruptions, defects, disruptions, or other performance problems could adversely affect our reputation, expose us to liability, cause us to lose customers, or otherwise adversely affect our business, operating results and financial condition. Any errors, bugs or defects in such IT Systems could result in errors or a failure of our solutions, which could harm our business. Additionally, we cannot ensure that these third-party leases or licenses, or support for such leased or licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We cannot be certain that our suppliers or licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. In the future, we might need to license other hardware, software, content or services to enhance our products and meet evolving customer requirements. Any inability to license or otherwise obtain such hardware or software could result in a reduction in functionality, or errors or failures of our products, until equivalent technology is either developed by us or, if available, is identified, obtained through purchase or license, and integrated into our solutions, any of which may reduce demand for our solutions and increase our expenses. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and harm our results of operations.

If we fail to detect or prevent fraud or malware intrusion on our platform, devices, or systems, or into the systems or devices of our customers and their consumers, publishers could lose confidence in our platform, and we could face legal claims and regulatory investigations, any of which could adversely affect our business, operating results and financial condition.

We may be the target of fraudulent or malicious activities undertaken by persons seeking to use our platform for improper purposes. For example, someone may attempt to divert or artificially inflate customer purchases through our platform or attempt to disrupt or divert the operation of the systems and devices of our publishers and their consumers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or other unauthorized or illicit purposes. Those activities could also introduce malware through our platform in order to commandeer or gain access to confidential information or personal information. We use third-party tools and proprietary technology to identify non-human traffic and malware, and we may reduce or terminate relationships with customers that we find to be engaging in such activities. However, there can be no assurance that our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both us and third parties to improve processes for assessing the quality of publisher inventory and controlling fraudulent activity. In the meantime, new or changing data privacy laws (in particular outside the EU and the U.S.) could potentially interfere with the data collection required in order to detect fraud. If we fail to detect or prevent fraudulent or malicious activity of this sort, our reputation could be damaged, customers may contest payment, demand refunds or fail to give us future business, or we could face legal claims or investigations from customers or regulators. Even if we are not directly involved in fraud or malicious activity, any sustained failures of others in our industry to adequately detect and prevent fraud could generate the perception that digital marketing is unsafe and lead our customers to avoid digital marketing products like ours.

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

Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence could adversely affect our business, results of operations, and financial condition.

We leverage new technologies and platforms to improve business effectiveness, including use of artificial intelligence, or AI, technologies. The AI regulatory landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the use of AI. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.

In the United States and internationally, AI is the subject of evolving review by various governmental and regulatory agencies, including the SEC and the FTC, and changes in laws, rules, directives and regulations governing the use of AI may adversely affect the ability of our business to use or rely on AI. For example, California and other states have implemented, or are in the process of implementing, laws, rules, and regulations that impose obligations on the use of automated decision making. Further, in October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI Tools.

In Europe, on December 8, 2023, the European Union legislators reached a political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/or decisions in this area, likely to affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

Failure to comply with industry self-regulation could adversely affect our business, operating results and financial condition.

In addition to complying with government regulations, we participate in trade associations and industry self-regulatory groups that promote best practices or codes of conduct addressing data privacy. We also have agreed to follow certain practices as contractual obligations to customers (e.g. marketing agencies). We are a member of the Digital Advertising Alliance’s (“DAA”) Self-Regulatory Principles for Online Behavioral Advertising in the U.S., as well as the Digital Advertising Alliance of Canada (“DAAC”) in Canada and the European Interactive Digital Advertising Alliance (“EDAA”) in Europe. Under the rules of these bodies, in addition to other compliance obligations, we are required to participate in the AdChoices program (and other similar programs), which provides consumers a single online interface to obtain information about and manage data collection by online third parties such as us. These bodies investigate non-compliance and report significant instances of non-compliance to regulatory authorities such as the FTC or data protection authorities in Europe. As new legislation comes into effect, self-regulatory programs may change their requirements based on such legislation, which adds complexity and costs for companies to maintain compliance. If we fail to keep up with or to properly implement such changes, we could become subject to regulatory investigations, fines and legally-mandated corrective actions.

Our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantage and having an adverse effect on our business, operating results and financial condition.

Our success depends, in part, on our ability to protect the confidentiality of, and intellectual property rights in, our proprietary methods, technologies, and content that we develop or otherwise acquire, so that we can prevent others from using them. If we fail to protect such intellectual property rights adequately, or are otherwise required to disclose our proprietary methods, technologies and/or content, our competitors may gain access and our business might be adversely affected.

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

We may be subject to intellectual property rights claims by third parties, which are costly to defend, could require us to pay significant damages and could limit our ability to use our technology or intellectual property.

We operate in an industry with an extensive history of intellectual property litigation. There is a risk that our business, platform and solutions may infringe or be alleged to infringe the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may also face allegations that our employees have misappropriated or divulged the trade secrets or other confidential information of their former employers or other third parties. Regardless of whether any of these claims have any merit, evaluating and defending these claims, including potentially challenging or attempting to invalidate the other party’s patents, is costly, time consuming, and diverts management attention and financial resources. Results of these litigation matters are difficult to predict and we may not be successful in defending ourselves in such matters. If our defense is unsuccessful, or we are not successful in challenging or invalidating the patents of the third party claiming infringement, we may be required to stop offering some features, purchase licenses, which may not be available on favorable terms or at all, or modify our technology or our platform while we develop non-infringing substitutes, or incur significant settlement costs. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers in connection with any such litigation. Any of these events could have an adverse effect on our business, operating results and financial condition.

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

Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2020 and 2021, when the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic, including reducing interest rates to new historic lows. In 2022 and 2023, the United States Federal Reserve raised interest rates. Any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

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

As of the date hereof, we have $185.0 million outstanding under our loan and security agreement (“Senior Secured Credit Facility”) with Bank of America, N.A., dated February 3, 2021. Borrowings under this agreement are secured by substantially all of our assets. For more information on our outstanding long-term borrowings, see Note 11 to our consolidated financial statements. This Senior Secured Credit Facility also restricts our ability, without the lender’s written consent, to, among other things:

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

Additionally, our future effective tax rates could be adversely affected by changes in tax laws (including tax treaties) or their interpretation. For example, the Inflation Reduction Act, passed on August 16, 2022, included a 15 percent corporate minimum tax applicable to tax years beginning after December 31, 2022. We do not believe the corporate minimum tax will materially impact our effective tax rate or tax liability. Also, on October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by calendar year 2024. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two guidance, we are outside the scope of the implementation of the reporting requirements. However, we are continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

We are currently unable to predict the ultimate impact of the Inflation Reduction Act and OECD requirements on our business, results of operations and financial condition. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could adversely affect our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses (“NOLs”) during our history. Under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership, some of which changes may be outside our control. Similar provisions of state tax law may also apply to our state NOLs. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock. On June 10, 2022, the lock-up agreements that previously restricted certain holders of our capital stock from transferring or selling our shares expired. Additionally, our directors, executive officers, employees and, in certain instances, service providers, hold shares of common stock subject to outstanding options, time-based and performance-based restricted stock awards and restricted stock units under our equity incentive plans. Those shares and the shares reserved for future issuance under our equity incentive plans are and will become eligible for sale in the public market, subject to certain legal and contractual limitations. We cannot be certain whether and how many restricted stock units will satisfy their performance-based vesting conditions. Further, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We are unable to predict the effect that such sales related to the foregoing may have on the prevailing market price of our Class A common stock.

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

In August 2022, our board of directors authorized a share repurchase program to repurchase shares of our outstanding Class A common stock through December 31, 2024. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our Senior Secured Credit Facility impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.

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

As of December 31, 2023, our Co-Founder and Chief Executive Officer, David Steinberg, beneficially owns a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we continue to be a controlled company within the meaning of the applicable stock exchange corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

As of December 31, 2023, our current founder and chief executive officer and his affiliates held, in aggregate 65.4% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.

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

• provide that the restrictions set forth in Section 203 of the Delaware General Corporation Law (“DGCL”) shall be applicable to us in the event that no holder of Class B common stock owns shares of our capital stock representing at least fifteen percent of the voting power of all the then outstanding shares of our capital stock; and

• not provide for cumulative voting rights in election of directors.

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

We are a large accelerated filer and, subject to certain grace periods, may no longer provide scaled disclosures as an emerging growth company, which will increase our costs and demands on management.

As of December 31, 2023, we became a large accelerated filer, and are no longer an emerging growth company. As an emerging growth company, we had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Subject to certain grace periods, we may no longer provide scaled disclosure as an "emerging growth company" as defined under the Exchange Act, which will increase our costs and demands on management. In addition, as a non-accelerated filer and emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act. However, we may no longer avail ourselves of this exemption as a large accelerated filer, which will increase our expenses and require a significant amount of management time.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on multiple cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and ISO 27001. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF, ISO 27001 and other frameworks as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition, however, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) the oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer (CIO), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CIO, Chief Information Security Office (CISO) and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO (to whom the CISO reports) regularly attends meetings of the Committee. Our management team’s experience includes decades of experience working in information security, advanced education, and information security certifications.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

We and members of our senior executive team have received subpoenas from the SEC in connection with an investigation into Kubient, Inc., a company we worked with prior to our initial public offering, and from the United States Attorney’s Office for the Southern District of New York, which is conducting a parallel investigation. The amount of business that we conducted with Kubient was quantitively insignificant to Zeta and we have not worked with Kubient since 2020. We are cooperating with the investigation.

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

Stockholders

As of February 16, 2024, there were 108 holders of record of our Class A common stock and 10 holders of record of our Class B common stock.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Common stock repurchases during the quarter ended December 31, 2023 were as follows~~.~~:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2023 – October 31, 2023	—	—	—	$28.9
November 1, 2023 – November 30, 2023	50,000	$8.66	50,000	$28.5
December 1, 2023 – December 31, 2023	399,033	$8.76	399,033	$25.0
Total	449,033		449,033

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

Recent Sales of Unregistered Securities

On October 11, 2023, the Company issued 40,274 shares of Class A common stock valued at $8.07 per share, for an aggregate value of $0.3 million, to certain individuals who provided services to the Company or their designated charitable organizations. We did not receive any proceeds from such issuance.

The securities described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering. Each acquirer of our securities in such transactions confirmed that it was an accredited investor and acknowledged that the securities must be acquired and held for investment.

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

The following graph depicts the total cumulative stockholder return of our Class A common stock from June 10, 2021, the first day of trading of our Class A common stock on the NYSE, through December 31, 2023, relative to the performance of the Nasdaq Composite and the Russell 2000 indices. The graph assumes an initial investment of $100.00 at the close of trading on June 10, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our management’s discussion and analysis of financial condition and results of operations included in this document generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023.

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

The ZMP empowers our customers to personalize consumer experiences at scale across multiple touchpoints. Marketing programs are created and orchestrated by our customers through automated workflows and sophisticated dashboards. Our Consumer Data Platform ("CDP+") ingests, analyzes and distills disparate data points to generate a single view of a consumer, encompassing identity, profile characteristics, behaviors and purchase intent, which is then made accessible through a single console. Our Agile Intelligence suite synthesizes Zeta’s proprietary data and data generated by our customers to uncover consumer insights that are translated into marketing programs designed for highly targeted audiences across digital channels, including email, SMS, websites, applications, social media, CTV and chat.

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

New Scaled Customer Acquisition

We are focused on increasing the number of scaled customers that adopt the ZMP in their enterprises. We define “scaled customers” as customers from which we generated at least $100,000 in revenues in the trailing twelve months. Our long-term growth and operating results will depend on our ability to attract more scaled customers as we address their most pressing marketing automation needs. We will continue to focus on enterprises across multiple geographies. Between January 1, 2023 and December 31, 2023, our sales team increased by approximately 13 sales employees, and we expect to continue to invest in our go-to-market efforts in 2024. We have significantly enhanced our sales techniques in order to build a collaborative environment that encourages cross-selling and implemented a new learning and development program for our sales team. Our sales team productivity increases with tenure and our current management system gives us confidence that we are well positioned for sustainable growth. Our Agile Intelligence suite is a module that provides actionable insights to our customers and serves as an entry point into the ZMP. Agile Intelligence suite has been a proven way to land scaled customers, with minimal cost of implementation and high value adoption.

Drive Increase to Average Revenue Per User

During the year ended December 31, 2023, we experienced an increase in our scaled customer Average Revenue Per User (“ARPU”), which resulted in our revenues increasing for the year compared to the prior-year period. Our scaled customer ARPU growth resulted primarily from the initial effects of transitioning our sales team model to focus a dedicated team on new business development and a separate team on training and educating new and existing users on our platform capabilities. Our transition to this hunter/farmer sales model has included focusing more of our sales team on growth of existing scaled customers and aligning scaled customers with sellers that have specific industry expertise.

Expand Sales to Existing Customers

We adhere to a “land, expand, extend” sales model. After prospecting and landing new scaled customers, we focus on expanding sales to such scaled customers. This includes increasing their use of one product and/or embedding multiple products within an enterprise with our Agile Intelligence suite serving as the connective tissue across multiple products. We have scaled customers both in the U.S. and internationally and we believe we can achieve growth by cross-selling our existing solutions and introducing new features and functionalities within the platform. We expect that our ability to increase adoption of our products within existing scaled customers increases our future opportunities through additional sales. As part of this strategy, we expect to drive expansion in the number of channels per scaled customer. During the year ended December 31, 2023 and 2022, our channels per scaled customer were 2.1 and 2.0, respectively.

We use an annual net revenue retention (“NRR”) rate as a measure of our ability to retain and expand business generated from our existing customers base. We believe that many companies frequently use annual NRR rate as an indicator for determining customer loyalty. We calculate our annual NRR rate by dividing current year revenue earned from customers from which we also earned revenue in the prior year, by the prior year revenues. Our annual NRR rate was 110.9% and 111.5% for the years ended December 31, 2023 and 2022, respectively. We exclude political and advocacy customers, which represented 1.8% and 6.3% of revenue for 2023 and 2022, respectively, from our calculation of annual NRR rate because of the biennial nature of these customers.

Our customer loyalty is also reflected in the table below, which breaks down the tenure of our scaled customers for the year ended December 31, 2023.

Tenure for All Scaled Customers for Year Ended December 31, 2023

Customer Tenure	Number of Scaled Customers	% of Scaled Customers	% of Scaled Customer Revenue
3+ Years	236	52.2%	68.9%
1-3 Years	124	27.4%	23.5%
Under 1 Year	92	20.4%	7.6%
Total	452	100.0%	100.0%

Additionally, of our 131 super-scaled customers who generate at least $1.0 million in revenue in the trailing twelve months, 87 have a tenure of 3+ years.

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

Investment in Innovation

We intend to invest in our business in order to drive long-term growth in an expanding market and capture economies of scale derived from a larger business base. For example, we plan to invest in our research and development activities to ensure we remain at the forefront of data management, AI development and marketing automation. We will also continue to invest in our sales and marketing capabilities. Lastly, we expect to invest in the expansion of markets including international and the B2B sector. We plan to incur additional general and administrative expenses to support our growth. Even as cost of revenues (excluding depreciation and amortization) and other expenses fluctuate over time and may be negatively impacted by factors beyond our control, we plan to remain focused on making necessary investments to drive long-term growth.

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

Key Performance Metrics

We review key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams.

Scaled customers

We measure and track the number of scaled customers on a trailing twelve months basis because our ability to attract new scaled customers, grow our scaled customer base and retain or expand our business with existing scaled customers is both an important contributor to our revenue growth and an indicator to investors of our measurable success. We define scaled customers as customers from which we generated at least $100,000 in revenues during the trailing twelve months. As a subset of scaled customers, we define super-scaled customers as customers from which we generated at least $1.0 million in revenues during the trailing twelve months. We calculate the number of scaled and super-scaled customers at the end of each reporting period as the number of customers billed during each applicable period. In 2023, we had 452 scaled customers that representing 97% of total revenue, compared to 403 scaled customers representing 98% of total revenue in 2022.

	Year ended December 31,
	2023	2022
Scaled customers	452	403

Scaled customers increased 12% for the year ended December 31, 2023, as compared to 2022, primarily due to growth in our customer base in the U.S. Of our scaled customers, 131 and 103 are super-scaled customers for the years ended December 31, 2023 and December 31, 2022, respectively.

Scaled customer ARPU

We believe that our ability to increase scaled customer ARPU is an indicator of our ability to grow the long-term value of existing customer relationships. We calculate the scaled customer ARPU as revenue for the corresponding period divided by the number of scaled customers during that period. We believe that scaled customer ARPU is useful for investors because it is an indicator of our ability to increase revenue and scale our business.

	Year ended December 31,
	2023	2022
Scaled customer ARPU (in thousands)	$1,572	$1,431

Scaled customer ARPU increased 10% for the year ended December 31, 2023, as compared to 2022, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers was $4.5 million, across 131 customers for the year ended December 31, 2023 and was $4.5 million, across 103 customers for the year ended December 31, 2022.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For 2023 and 2022, we derived 72% and 77% of our revenues from direct platform revenue, respectively, and 28% and 23% of our revenues from integrated platform revenue, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail under “Critical Accounting Estimates.”

Cost of revenues (excluding depreciation and amortization)

Cost of revenue excludes depreciation and amortization and consists primarily of media and marketing costs and certain employee-related costs. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, and strategic partners that are directly related to a revenue-generating events. We pay these third-party publishers, media owners or managers and strategic partners on a revenue-share, a cost-per-lead, cost-per-click, or cost-per-thousand-impressions basis. Expenses related to “internet traffic” associated with the viewing of available impressions or queries per second and costs of providing support to our customers are also included in the cost of revenues (excluding depreciation and amortization). Employee-related costs included in cost of revenues (excluding depreciation and amortization) include salaries, bonuses, commissions, stock-based compensation and employee benefit costs primarily related to individuals directly associated with providing services to our customers. Our cost of revenues (excluding depreciation and amortization) are dependent on the revenue mix and therefore can slightly increase or decrease in the future as a percentage of revenue over the long term.

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

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds, these warrants were converted into our Class A Common Stock upon IPO and as such there is no revaluation impact of warrant liabilities during the year ended on December 31, 2023. Historically, our derivative liability represented the conversion feature on our redeemable convertible preferred stock, which also extinguished upon our IPO. When we enter into transactions that include certain features that qualify to be embedded derivatives in accordance with ASC Topic 815, that requires to bifurcate such features from their host instruments and account for them as free-standing derivative financial instruments if certain criteria are met. Future changes in the fair value of warrants and derivative liabilities depends on the Company entering into transactions that contain warrants or derivative features.

Income tax provision / (benefit)

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

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, performance stock units (“PSUs”) and stock options granted to employees, consultants or advisors and non-employee directors, and shares purchased under the Company’s employee stock purchase plan (“ESPP”), is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. See Note 13 to our consolidated financial statements for further details.

We estimate the recognition of unrecognized stock-based compensation (in thousands) as follows, subject to future forfeitures:

Year ended December 31,
2024	2025	2026	2027	2028	Total
$151,931	$66,024	$25,252	$7,556	$—	$250,763

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. Our CODM is the Chief Executive Officer.

	Year ended December 31,
	2023	2022
Revenues	$728,723	$590,961
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	274,482	215,466
General and administrative expenses	205,419	213,615
Selling and marketing expenses	288,441	299,238
Research and development expenses	73,869	69,454
Depreciation and amortization	51,149	51,878
Acquisition- related expenses	203	344
Restructuring expenses	2,845	—
Total operating expenses	$896,408	$849,995
Loss from operations	(167,685)	(259,034)
Interest expense	10,939	7,303
Other expenses	7,820	13,983
Change in fair value of warrants and derivative liabilities	—	410
Total other expenses	$18,759	$21,696
Loss before income taxes	(186,444)	(280,730)
Income tax provision/(benefit)	1,037	$(1,491)
Net loss	$(187,481)	$(279,239)

Comparison of the Years Ended December 31, 2023 and 2022

Revenues

	Year Ended December 31,		Change
	2023	2022	Amount	%
Revenues	$728,723	$590,961	$137,762	23.3%

Revenues increased by $137.8 million, or 23.3%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in revenues is attributable to incremental revenues of $35.6 million from existing customers and $102.2 million from new customers (including approximately $5.5 million from the acquisitions made during the year ended December 31, 2023).

Cost of revenues (excluding depreciation and amortization)

	Year Ended December 31,		Change
	2023	2022	Amount	%
Cost of revenues (excluding depreciation and amortization)	$274,482	$215,466	$59,016	27.4%

Cost of revenues (excluding depreciation and amortization) increased by $59.0 million, or 27.4%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was primarily driven by $61.2 million in incremental media costs and employee related costs of $1.9 million. This increase was partially offset by lower stock-based compensation of $4.1 million.

General and administrative expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%
General and administrative expenses	$205,419	$213,615	$(8,196)	(3.8)%

General and administrative expenses decreased by $8.2 million, or 3.8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease was primarily driven by lower stock-based compensation of $24.9 million, which was partially offset by higher professional services fees of $5.3 million, computer and telecom related expenses of $8.8 million, employee related costs of $0.9 million and an incremental provision for doubtful debt of $1.6 million.

Selling and marketing expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%
Selling and marketing expenses	$288,441	$299,238	$(10,797)	(3.6)%

Selling and marketing expenses decreased by $10.8 million, or 3.6%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease was primarily driven by lower stock-based compensation of $27.6 million and other sales and marketing-related expenses of $0.6 million, which was partially offset by higher employee-related costs of $17.4 million.

Research and development expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%
Research and development expenses	$73,869	$69,454	$4,415	6.4%

Research and development expenses increased by $4.4 million, or 6.4%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was primarily driven by an increase in employee related costs of $3.0 million, consulting fees of $0.8 million and stock-based compensation of $0.6 million.

Depreciation and amortization

	Year Ended December 31,		Change
	2023	2022	Amount	%
Depreciation and amortization	$51,149	$51,878	$(729)	(1.4)%

Depreciation and amortization expense decreased by $0.7 million, or 1.4%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease was driven by lower amortization expense of $0.7 million related to intangible assets.

Acquisition-related expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%
Acquisition-related expenses	$203	$344	$(141)	(41.0)%

Acquisition-related expenses decreased by $0.1 million, or 41%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by lower legal and professional fees incurred for our business combinations.

Restructuring expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%
Restructuring expenses	$2,845	$—	$2,845	100.0%

We recorded restructuring expenses of $2.8 million during the year ended December 31, 2023 related to employee termination costs due to internal restructuring. We did not have any such restructuring expenses for the year ended December 31, 2022.

Interest expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
Interest expense	$10,939	$7,303	$3,636	49.8%

Interest expense increased by $3.6 million, or 49.8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily as a result of increases in interest rates in recent periods. This increase was partially offset by higher income earned on our money market accounts and short term deposits.

Other expenses

	Year Ended December 31,		Change
	2023	2022	Amount	%
Other expenses	$7,820	$13,983	$(6,163)	(44.1)%

Other expenses decreased by $6.2 million, or 44.1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease was primarily driven by lower changes in fair value of acquisition-related liabilities recorded during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Change in fair value of warrants and derivative liabilities

	Year Ended December 31,		Change
	2023	2022	Amount	%
Change in fair value of warrants and derivative liabilities	$—	$410	$(410)	(100.0)%

We did not record any change in fair value of warrants and derivative liabilities during the year ended December 31, 2023. The change in fair value of warrants and derivative liabilities during the year ended December 31, 2022 was primarily due to the change in fair value of certain derivative instruments issued by the Company.

Income tax Provision / (benefit)

	Year Ended December 31,		Change
	2023	2022	Amount	%
Income tax provision/(benefit)	$1,037	$(1,491)	$2,528	169.6%

Income tax provision increased by $2.5 million, or 169.6%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For the year ended December 31, 2023, we recorded an income tax provision of $1,037, which primarily relates to an income tax provision for foreign taxes. For the year ended December 31, 2022, we recorded an income tax benefit of $1,491, which primarily related to the partial release of our U.S. valuation allowance as a business combination consummated during 2022, which created a source of future taxable income, partially offset by an income tax provision for foreign taxes.

The effective tax rates for the years ended December 31, 2023 was negative 0.5% and for the years ended December 31, 2022 was 0.5%. For both 2023 and 2022, our effective tax rates differ from the U.S. federal statutory rate of 21% primarily related to changes in our U.S valuation allowance as we maintain a full valuation allowance against our U.S. net deferred tax assets based upon the weight of objective evidence.

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

	Year ended December 31,
	2023	2022
Net loss	$(187,481)	$(279,239)
Net loss margin	(25.7)%	(47.3)%
Add back:
Depreciation and amortization	51,149	51,878
Restructuring expenses	2,845	—
Acquisition-related expenses	203	344
Stock-based compensation	242,881	298,992
Other expenses	7,820	13,983
Change in fair value of warrants and derivative liabilities	—	410
Interest expense	10,939	7,303
Income tax provision/(benefit)	1,037	(1,491)
Adjusted EBITDA	$129,393	$92,180
Adjusted EBITDA margin%	17.8%	15.6%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of December 31, 2023, we had cash and cash equivalents of $131.7 million and net working capital, consisting of current assets less current liabilities, of $133.4 million. As of December 31, 2023, we had an accumulated deficit of $958.5 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	For year ended December 31,
	2023	2022
Net cash provided by / (used for):
Cash provided by operating activities	$90,523	$78,486
Cash used for investing activities	(54,215)	(48,445)
Cash used for financing activities	(25,652)	(12,625)
Effect of exchange rate changes on cash and cash equivalents	(34)	(165)
Net increase in cash and cash equivalents, including restricted cash	$10,622	$17,251

Net cash provided by operating activities

During the year ended December 31, 2023, net cash provided by operating activities of $90.5 million resulted primarily from adjusted non-cash items of $303.3 million, more than offsetting our net loss of $187.5 million. Non-cash items include stock-based compensation of $242.9 million, depreciation and amortization of $51.1 million and a change in fair value of acquisition related liabilities of $7.2 million. Changes in working capital were primarily driven by increases in accounts receivable of $64.1 million and other assets of $1.3 million, partially offset by increases in accounts payable of $26.3 million and accrued expenses and other current liabilities of $12.0 million and a decrease in prepaid expenses of $1.1 million.

During the year ended December 31, 2022, net cash provided by operating activities of $78.5 million resulted primarily from adjusted non-cash items of $361.0 million, more than offsetting our net loss of $279.2 million. Non-cash items include stock-based compensation of $299.0 million, depreciation and amortization of $51.9 million, and a change in fair value of acquisition related liabilities of $13.0 million. Changes in working capital were primarily driven by an increase in accounts receivable of $19.8 million and a decrease in deferred revenue of $4.6 million, partially offset by increases in accounts payable of $13.5 million and accrued expenses and other current liabilities of $8.0 million.

Net cash used in investing activities

During the year ended December 31, 2023, we used $54.2 million of cash in investing activities, primarily consisting of capital expenditures of $20.5 million (including a $16.2 million investment in data and partnership agreements), website and software development costs of $15.5 million and business and asset acquisitions and other investments of $18.2 million (net of cash acquired).

During the year ended December 31, 2022, we used $48.4 million of cash in investing activities, primarily consisting of capital expenditures of $22.2 million (including a $18.6 million investment in data and partnership agreements), website and software development costs of $17.0 million and business and asset acquisitions and other investments of $9.2 million (net of cash acquired).

Net cash provided by financing activities

During the year ended December 31, 2023, we used $25.7 million of cash in financing activities, primarily due to the repurchase of $13.4 million of common stock repurchased under our repurchase and RSA withholdings program and payment of acquisition related liabilities of $15.5 million, partially offset by $3.1 million paid by certain employees under the Company's employee stock purchase plan.

During the year ended December 31, 2022, we used $12.6 million of cash in financing activities, primarily due to the repurchase of $9.6 million of common stock repurchased under our repurchase and RSA withholdings program and payment of acquisition related liabilities of $6.0 million, partially offset by $2.7 million paid by certain employees under the Company's employee stock purchase plan.

Debt

As of December 31, 2023, we have $184.1 million (net of $0.9 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

On February 3, 2021, we entered into a $222.5 million Senior Secured Credit Facility which was used to fully repay and terminate our previous credit agreement. On March 22, 2023, we entered into a $25.0 million incremental revolving facility commitment (the “2023 Incremental Revolving Commitment”) pursuant to an amendment to the Senior Secured Credit Facility, thereby increasing our total credit facility to $247.5 million. Borrowings under the debt were $185.0 million and bear interest payable quarterly ranging from SOFR plus 2.125% to SOFR plus 2.625% based on our consolidated net leverage ratio stated in the credit agreement. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026.

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

During the year ended December 31, 2023, we borrowed $11.3 million against the revolver facility and repaid the same amount against the term loan under the credit facility.

We do not engage in off-balance sheet financing arrangements.

Contractual obligations

As of December 31, 2023, our material contractual obligations were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
Long-term borrowings	$185,000	$11,250	$173,750	$—	$—
Operating leases	10,056	2,660	3,871	3,259	266
Purchase obligations	48,480	30,401	17,459	620	—
Total contractual obligations	$243,536	$44,311	$195,080	$3,879	$266

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

Share Repurchase and RSA Withholding Program

In August 2022, the Company's Board of Directors authorized a share repurchase and withholding program (the “2022 SRP”) authorizing the repurchase of up to $50.0 million of our outstanding Class A common stock through December 31, 2024 and authorizing withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities by the Issuer or Affiliated Purchaser” for more information on the 2022 SRP.

Quarterly Financial Information (Unaudited)

The following table sets forth the Company’s quarterly consolidated statement of operations data for each of the four quarters in the one-year period ended December 31, 2023. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Quarter ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Revenues	$157,602	$171,817	$188,984	$210,320
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	54,350	62,037	73,480	84,615
General and administrative expenses	52,601	50,715	50,706	51,397
Selling and marketing expenses	72,549	72,496	70,669	72,727
Research and development expenses	18,519	17,343	18,062	19,945
Depreciation and amortization	11,825	12,596	13,233	13,495
Acquisition-related expenses	203	—	—	—
Restructuring expenses	—	2,845	—	—
Total operating expenses	$210,047	$218,032	$226,150	$242,179
Loss from operations	(52,445)	(46,215)	(37,166)	(31,859)
Interest expense	2,448	2,797	2,894	2,800
Other expenses	1,864	2,838	2,436	682
Total other expenses	$4,312	$5,635	$5,330	$3,482
Loss before income taxes	(56,757)	(51,850)	(42,496)	(35,341)
Income tax provision/(benefit)	198	309	590	(60)
Net loss	$(56,955)	$(52,159)	$(43,086)	$(35,281)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	(147)	(58)	283	(113)
Total comprehensive loss	$(56,808)	$(52,101)	$(43,369)	$(35,168)
Net loss per share
Net loss available to common stockholders	$(56,955)	$(52,159)	$(43,086)	$(35,281)
Basic loss per share	$(0.38)	$(0.34)	$(0.27)	$(0.22)
Diluted loss per share	$(0.38)	$(0.34)	$(0.27)	$(0.22)
Weighted average number of shares used to compute net loss per share
Basic	150,045,840	154,597,506	158,055,789	163,922,676
Diluted	150,045,840	154,597,506	158,055,789	163,922,676

The Company recorded total stock-based compensation as follows:

	Quarter ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Cost of revenues (excluding depreciation and amortization)	$858	$694	$546	$404
General and administrative expenses	24,182	20,816	21,223	22,244
Selling and marketing expenses	33,036	30,631	29,266	31,799
Research and development expenses	6,386	5,471	6,637	8,688
Total	$64,462	$57,612	$57,672	$63,135

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

We determine the standalone selling price for various performance obligations in the customer contracts that require significant judgment.

We have certain revenue contracts with our vendors that involve both the purchase and sale of services with a single counterparty. We perform an assessment of the services transferred to determine the independent nature of both the transactions and accordingly revenue and expense are based on the fair value of the services provided or received.

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

Fair value

We grant stock-based payment awards including restricted stock, Performance Stock Units (“PSU”) and stock options to employees, contractors or advisors and non-employee directors. We also maintain an ESPP pursuant to which participants may purchase shares of our Class A common stock through payroll contributions. We account for all stock-based payment awards using a fair value-based method. The fair value of restricted stock is based on the Company's closing stock price as of the day prior to the date of the grants. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation is recognized over the expected life of the option. The fair value of shares purchased under our ESPP was determined using the Black-Sholes-Merton model and PSU was determined using the Monte-Carlo Simulation Method, and the related stock-based compensation is recognized over the expected vesting term.

Key assumptions used to determine the fair value of stock options, shares purchase under our ESPP and PSUs were as follows:

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

We perform an annual goodwill impairment test on October 1 every year based on financial statements as of September 30. Goodwill impairment is assessed based on a comparison of the fair value of our reporting units to the underlying carrying value of the reporting unit’s net assets, including goodwill. As of December 31, 2023, we have four reporting units. If the carrying value of the reporting unit exceeds its fair value, an impairment loss shall be recognized, in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For the years ended December 31, 2023 and 2022, annual goodwill impairment test, we elected to bypass the qualitative assessment for the four reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of the reporting units. As a result of this assessment, it was concluded that there was no impairment loss because the fair value of the reporting units significantly exceeded the respective carrying value of each reporting unit.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our long-term borrowings, which accrue interest at a variable rate. As of December 31, 2023, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $185.0 million debt, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of December 31, 2023, a hypothetical one percentage point increase or decrease in the rate of interest would result in an increase or decrease in our annual interest expenses by $1.9 million. There were no material changes in market risk exposures as of December 31, 2023. For more information, see Note 11 to our audited consolidated financial statements and notes thereto included in the Financial Statements and Supplementary Data section of this Annual Report on Form 10-K.

Foreign Currency Risk

We have foreign currency risks related to a certain number of our foreign subsidiaries, in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.

Inflation Risk

In 2023, inflation increased significantly in the United States and overseas, resulting in rising wages and other costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID No. 34)	50
Consolidated Balance Sheets as of December 31, 2023 and 2022	52
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021	53
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit) for the years ended December 31, 2023, 2022 and 2021	54
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	57
Notes to Consolidated Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Zeta Global Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zeta Global Holdings Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity / (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition- Refer to Note 2 to the financial statements

Critical Audit Matter Description

When the Company enters into contracts with third parties in which the Company is acting as both a vendor and a customer, the Company performs an assessment of the services transferred to determine the independent nature of both the transactions. The Company presents the revenue and expense based on the fair value of the services provided or received.

We identified revenue recognition on contracts with third parties in which the Company is acting as both a vendor and customer as a critical audit matter because of the judgments necessary for management to evaluate whether goods or services are distinct and to estimate the fair value of the goods or services provided or received. Performing audit procedures related to revenue recognition for these contracts required more extensive audit effort and a higher degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition on contracts with third parties in which the Company is acting as both a vendor and a customer included the following:

•
We tested the effectiveness of controls implemented by management related to the identification of the population of contractual arrangements in which the Company is acting as a vendor and a customer that require certain accounting considerations as well as the controls over establishing revenue recognition policies for these types of contracts, including the identification of the contract, identification of performance obligations, determination of the transaction price, allocation of the transaction price, and determination of when performance obligations are satisfied.
•
We selected a sample of contracts for detailed testing wherein the Company is acting as both a vendor and customer and performed the following:
o
Analyzed the contract to determine if all arrangement terms were considered and independently evaluated management's accounting by reading the contract and making inquiries of management regarding the nature of the arrangement, the services to be performed and the obligations under the contract in order to evaluate the contracts’ commercial substance.
o
Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were capable of being distinct and were distinct within the context of the contract.
o
Tested the standalone selling price (SSP) established by management by obtaining supporting evidence for management’s determination of the SSP and tested the allocation of the contract value to performance obligations based on the SSP.
o
Tested the timing of revenue recognition by evaluating whether revenue should be recognized over time or at a point in time, and whether the revenue was recognized in the appropriate period by examining evidence of delivery or access to support the timing of revenue recognition based on the product type.
o
Tested the mathematical accuracy of management's calculation of revenue.
•
Tested the completeness of management’s listing of contracts with third parties in which the Company is acting as a vendor and a customer by separately obtaining a listing of active vendors and a listing of active customers, cross referencing these listings and comparing our analysis to the population identified by management.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

February 28, 2024

We have served as the Company's auditor since 2020.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$131,732	$121,110
Accounts receivable, net of allowance of $3,564 and $1,882 as of December 31, 2023 and December 31, 2022, respectively	170,131	106,322
Prepaid expenses	6,269	7,150
Other current assets	1,622	1,866
Total current assets	309,754	236,448
Non-current assets:
Property and equipment, net	7,452	5,981
Website and software development costs, net	32,124	36,713
Right-to-use asset - operating leases, net	6,603	7,388
Intangible assets, net	48,781	44,358
Goodwill	140,905	133,069
Deferred tax assets, net	728	745
Other non-current assets	4,367	1,800
Total non-current assets	240,960	230,054
Total assets	$550,714	$466,502
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,572	$33,668
Accrued expenses	85,455	72,364
Acquisition-related liabilities	17,234	14,743
Deferred revenue	3,301	2,228
Other current liabilities	6,823	5,707
Total current liabilities	176,385	128,710
Non-current liabilities:
Long-term borrowings	184,147	183,953
Acquisition-related liabilities	3,060	17,932
Other non-current liabilities	6,602	7,877
Total non-current liabilities	193,809	209,762
Total liabilities	370,194	338,472
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 188,631,432 and 175,266,917 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	189	175
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 29,055,489 and 32,099,302 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	29	32
Additional paid-in capital	1,140,849	900,924
Accumulated deficit	(958,537)	(771,056)
Accumulated other comprehensive loss	(2,010)	(2,045)
Total stockholders’ equity	180,520	128,030
Total liabilities and stockholders' equity	$550,714	$466,502

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenues	$728,723	$590,961	$458,338
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	274,482	215,466	174,720
General and administrative expenses	205,419	213,615	189,606
Selling and marketing expenses	288,441	299,238	229,343
Research and development expenses	73,869	69,454	64,474
Depreciation and amortization	51,149	51,878	45,922
Acquisition-related expenses	203	344	1,953
Restructuring expenses	2,845	—	727
Total operating expenses	$896,408	$849,995	$706,745
Loss from operations	(167,685)	(259,034)	(248,407)
Interest expense	10,939	7,303	7,033
Other expenses / (income)	7,820	13,983	(279)
Gain on extinguishment of debt	—	—	(10,000)
Change in fair value of warrants and derivative liabilities	—	410	5,000
Total other expenses	$18,759	$21,696	$1,754
Loss before income taxes	(186,444)	(280,730)	(250,161)
Income tax provision/(benefit)	1,037	(1,491)	(598)
Net loss	$(187,481)	$(279,239)	$(249,563)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	(35)	(56)	64
Total comprehensive loss	$(187,446)	$(279,183)	$(249,627)
Net loss per share
Net loss	$(187,481)	$(279,239)	$(249,563)
Cumulative redeemable convertible preferred stock dividends	—	—	7,060
Net loss available to common stockholders	$(187,481)	$(279,239)	$(256,623)
Basic loss per share	$(1.20)	$(2.01)	$(2.95)
Diluted loss per share	$(1.20)	$(2.01)	$(2.95)
Weighted average number of shares used to compute net loss per share
Basic	156,697,308	138,985,265	86,932,191
Diluted	156,697,308	138,985,265	86,932,191

The Company recorded stock-based compensation under respective lines of the above consolidated statements of operations and comprehensive loss:

	Year ended December 31,
	2023	2022	2021
Cost of revenues (excluding depreciation and amortization)	$2,502	$6,634	$2,589
General and administrative expenses	88,465	113,401	100,160
Selling and marketing expenses	124,732	152,377	129,577
Research and development expenses	27,182	26,580	26,833
Total	$242,881	$298,992	$259,159

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

Years Ended December 31, 2023, 2022 and 2021

(In thousands, except shares)

	Redeemable Convertible Preferred Stock		Series A common stock		Series B common stock		Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2021	39,223,194	$154,210	112,012,693	$112	3,054,318	$3	—	—	—	—	$4,956	$(242,254)	$(2,037)	$(239,220)
Conversion of Series A and Series B common stock into Class A and Class B common stock, respectively	—	—	(96,830,836)	(97)	(3,054,318)	(3)	60,421,367	61	39,463,787	39	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(39,223,194)	(154,210)	—	—	—	—	73,813,713	74	—	—	193,136	—	—	193,210
Warrants and options exercised	—	—	—	—	—	—	8,392,316	8	—	—	24,230	—	—	24,238
Shares issued in connection with the Initial Public Offering, net of issuance cost	—	—	—	—	—	—	14,773,939	15	—	—	126,523	—	—	126,538
Shares repurchased	—	—	—	—	—	—	(4,138,866)	(4)	(2,307,692)	(2)	(64,462)	—	—	(64,468)
Restricted stock cancelation	—	—	(17,853,416)	(18)	—	—	—	—	—	—	18	—	—	—
Shares issued in connection with certain agreements	—	—	613,497	1	—	—	4,124,914	4	—	—	29,645	—	—	29,650
Restricted stock grants	—	—	3,687,431	4	—	—	5,989,392	6	700,000	1	(11)	—	—	—
Restricted stock forfeitures	—	—	(1,629,369)	(2)	—	—	(3,736,010)	(4)	—	—	6	—	—	—
Common shares cancelation	—	—	—	—	—	—	(37,679)	—	—	—	—	—	—	—
Restricted stock units vesting	—	—	—	—	—	—	219,072	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	—	—	—	—	—	—	152,689	—	—	—	809	—	—	809
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	269,358	—	—	269,358
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(64)	(64)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(249,563)	—	(249,563)
Balance as of December 31, 2021 (1)	—	$—	—	$—	—	$—	159,974,847	$160	37,856,095	$38	$584,208	$(491,817)	$(2,101)	$90,488
Shares issued in connection with certain agreements	—	—	—	—	—	—	2,065,833	2	—	—	19,003	—	—	19,005
Restricted stock grants	—	—	—	—	—	—	9,054,271	9	—	—	(9)	—	—	—
Shares issued with connection with employee stock purchase plan	—	—	—	—	—	—	409,997	—	—	—	2,742	—	—	2,742
Shares repurchased	—	—	—	—	—	—	(1,209,015)	(1)	—	—	(9,606)	—	—	(9,607)
Restricted stock forfeitures	—	—	—	—	—	—	(1,328,744)	(1)	—	—	1	—	—	—
Class B common stock transferred to Class A common stock	—	—	—	—	—	—	5,756,793	6	(5,756,793)	(6)	—	—	—	—
Options exercised	—	—	—	—	—	—	315,430	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	304,386	—	—	304,386
Restricted stock units vesting	—	—	—	—	—	—	227,505	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	—	—	—	—	—	—	(279,239)	—	(279,239)

Balance as of December 31, 2022 (2)	—	$—	—	$—	—	$—	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Shares issued in connection with certain agreements	—	—	—	—	—	—	651,369	1	—	—	5,386	—	—	5,387
Restricted stock grants	—	—	—	—	—	—	11,467,755	11	—	—	(11)	—	—	—
Shares issued with connection with employee stock purchase plan	—	—	—	—	—	—	424,654	—	—	—	3,058	—	—	3,058
Shares repurchased	—	—	—	—	—	—	(1,360,153)	—	(325,923)	—	(15,421)	—	—	(15,421)
Restricted stock forfeitures	—	—	—	—	—	—	(1,241,675)	(1)	—	—	1	—	—	—
Class B common stock transferred to Class A common stock	—	—	—	—	—	—	2,717,890	3	(2,717,890)	(3)	—	—	—	—
Performance stock units vesting	—	—	—	—	—	—	142,500	—	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—	63,500	—	—	—	241	—	—	241
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	246,671	—	—	246,671
Restricted stock units vesting	—	—	—	—	—	—	498,675	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	35	35
Net loss	—	—	—	—	—	—	—	—	—	—	—	(187,481)	—	(187,481)
Balance as of December 31, 2023 (3)	—	$—	—	$—	—	$—	188,631,432	$189	29,055,489	$29	$1,140,849	$(958,537)	$(2,010)	$180,520

1. Includes 115,456,543 outstanding Class A common stock, 18,419,260 outstanding Class B common stock, 44,518,304 unvested Class A restricted stock and 19,436,835 unvested Class B restricted stock.

2. Includes 132,909,894 outstanding Class A common stock, 15,512,217 outstanding Class B common stock, 42,357,023 unvested Class A restricted stock and 16,587,085 unvested Class B restricted stock.

3. Includes 150,989,571 outstanding Class A common stock, 17,886,352 outstanding Class B common stock, 37,641,861 unvested Class A restricted stock and 11,169,137 unvested Class B restricted stock.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(187,481)	$(279,239)	$(249,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,149	51,878	45,922
Stock-based compensation	242,881	298,992	259,159
Gain on extinguishment of debt	—	—	(10,000)
Deferred income taxes	11	(2,668)	(2,475)
Change in fair value of warrant and derivative liabilities	—	410	5,000
Change in fair value of acquisition-related liabilities	7,200	12,990	(1,823)
Others, net	2,015	(592)	1,868
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(64,052)	(19,826)	(1,155)
Prepaid expenses	1,061	(270)	(3,067)
Other current assets	243	(214)	5,725
Other non-current assets	(1,526)	63	(592)
Deferred revenue	807	(4,566)	2,813
Accounts payable	26,262	13,530	(22,243)
Accrued expenses and other current liabilities	12,443	10,001	14,618
Other non-current liabilities	(490)	(2,003)	105
Net cash provided by operating activities	90,523	78,486	44,292
Cash flows from investing activities:
Capital expenditures	(20,483)	(22,232)	(9,482)
Website and software development costs	(15,487)	(17,004)	(17,274)
Acquisitions and other investments, net of cash acquired	(18,245)	(9,209)	(20,093)
Net cash used for investing activities	(54,215)	(48,445)	(46,849)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(15,508)	(5,959)	(9,850)
Proceeds from credit facilities, net of issuance cost	11,250	5,625	183,311
Proceeds from initial public offering, net of issuance cost	—	—	126,538
Issuances under employee stock purchase plan	3,058	2,742	809
Exercise of options	241	199	137
Repurchase of shares	(13,443)	(9,607)	(64,468)
Repayments against the credit facilities	(11,250)	(5,625)	(180,745)
Net cash (used for) / provided by financing activities	(25,652)	(12,625)	55,732
Effect of exchange rate changes on cash and cash equivalents	(34)	(165)	(41)
Net increase in cash and cash equivalents	10,622	17,251	53,134
Cash and cash equivalents, beginning of period	121,110	103,859	50,725
Cash and cash equivalents, end of period	$131,732	$121,110	$103,859
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$10,481	$5,673	$7,004
Cash paid for income taxes, net	$1,900	$1,611	$1,758
Liability established in connection with acquisitions	$8,189	$20,529	$10,185
Capitalized stock-based compensation as website and software development	$3,790	$5,394	$10,196
Shares issued in connection with acquisitions and other agreements	$5,387	$19,005	$29,650
Dividends on redeemable convertible preferred stock settled in Company’s equity	$—	$—	$60,082
Non-cash settlement of warrants and derivative liabilities	$—	$410	$63,100
Right-to-use asset established	$165	$9,559	$—
Operating lease liabilities established	$165	$12,050	$—
Non-cash consideration for website and software development	$963	$1,654	$1,551

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

(b) Use of estimates:

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

(c) Net loss per share attributable to common stockholders:

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

(d) Revenue recognition:

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

When the Company enters into contracts with third parties in which the Company is acting as both a vendor and a customer, the Company performs an assessment of the services transferred to determine the independent nature of both the transactions. The Company presents the revenue and expense based on the fair value of the services provided or received.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $5,346 and $2,325 as of December 31, 2023 and 2022, respectively, and are included in the account receivables, net, in the consolidated balance sheets.

Contract liabilities consists of deferred revenues that represents amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the years ended on December 31, 2023 and 2022, the Company billed and collected $5,243 and $10,572 in advance, respectively, and recognized $4,170 and $15,210, respectively, as revenues. As of the years ended on December 31, 2023 and 2022, the deferred revenues are $3,301 and $2,228, respectively.

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

As of December 31, 2023, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $98,400 and $116,200, respectively.

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

When the Company generates revenue by leveraging its platform’s integration with third parties, it is considered Integrated Platform Revenue.

The following table summarizes disaggregation for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Year ended December 31,
	2023	2022	2021
Direct Platform Revenue	72%	77%	76%
Integrated Platform Revenue	28%	23%	24%

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(e) Operating expenses:

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

Restructuring expenses:

Restructuring costs consists primarily of employee termination costs due to internal restructuring. The Company recognizes these costs as they are incurred. There are no incomplete restructuring plans as of December 31, 2023 and 2022.

(f) Cash, cash equivalents and restricted cash:

Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains cash balances with banks which at times may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of December 31, 2023 and 2022, approximately 0.4% and 0.9% of cash and cash equivalents, respectively, was held in accounts outside the United States and not protected by FDIC insurance.

As of December 31, 2023 and 2022, the Company did not have any amounts in restricted cash.

(g) Accounts receivable and allowance for doubtful accounts:

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

The following table reconciles the changes in the allowance for doubtful accounts for the years ended December 31, 2023 and 2022:

Balance as of January 1, 2022	$1,295
Bad debt expense	650
Write offs	(63)
Balance as of December 31, 2022	$1,882
Bad debt expense	2,272
Write offs	(590)
Balance as of December 31, 2023	$3,564

Accounts receivable includes unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2023, and 2022, the Company had $5,346 and $2,325 of unbilled accounts receivable, respectively.

(h) Property and equipment, net:

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property and equipment are used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment for assets held and used was recorded for the years ended December 31, 2023 and 2022.

(i) Website and software development costs, net:

The Company capitalizes the cost of internally developed software that has a useful life in excess of one year. These costs consist of the salaries, bonuses, stock-based compensation and other employee benefits costs of employees working on such software development. Capitalization begins during the application development stage, following completion of the preliminary project stage. If a project constitutes an enhancement to previously developed software, it is assessed whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases, and the Company estimates the useful life of the asset and begins amortization using the straight-line method. The estimated useful life of the Company’s website and software development costs is three years. The Company annually assesses whether triggering events are present to review developed software for impairment. Based on this assessment, there was no event during the year ended December 31, 2023 that required the Company to perform such impairment analysis.

(j) Intangible assets, net:

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

The Company reviews the carrying value of its definite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used, and the effects of obsolescence, demand, competition and other economic factors. For the year ended December 31, 2023 and 2022, no such events and circumstances were noticed that would trigger such assessment and therefore no impairment was recorded.

(k) Goodwill:

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but rather tested for impairment at least annually or more often if and when circumstances indicate that goodwill may not be recoverable. The Company performs an annual goodwill impairment test on October 1 of every year at a reporting unit level based on the financial statements as of September 30. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. As of December 31, 2023, the Company has four reporting units.

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

For the years ended December 31, 2023 and 2022 annual goodwill impairment test, the Company elected to bypass the qualitative assessment for its four reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of the reporting units. As a result of this assessment, it was concluded that there was no impairment loss because the fair value of the reporting units significantly exceeded their respective carrying value as of each of the dates. Specifically, for the year ended December 31, 2023, the difference between the fair value and the book value of the reporting units was in the range of $51,770-$785,079.

(l) Income taxes:

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

(m) Foreign currency translations:

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

(n) Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrants and derivative liabilities, acquisition-related liabilities, which are primarily denominated in U.S. dollars. The carrying amounts of some of these instruments approximate their fair values principally due to the short-term nature of these items. The Company uses a third-party valuation firm to determine the fair value of warrants and derivative and acquisition related liabilities periodically and such valuations are calculated using a variety of methods including market multiples, comparable market transactions and discounted cash flows. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risk arising from these financial instruments.

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

(o) Redeemable convertible preferred stock:

The redeemable convertible preferred stock as of December 31, 2020 were converted into Class A common stock upon the IPO and as such there were no such redeemable convertible preferred stock as of December 31, 2023 and 2022.

(p) Warrants and derivative liabilities:

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

When the Company enters into transactions, that include certain features that qualify to be embedded derivatives in accordance with ASC Topic 815, applicable GAAP requires the Company to bifurcate such features from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. During the year ended December 31, 2022, the Company entered into certain transactions that included features that qualified to be embedded derivatives. However, as of December 31, 2023 and 2022, there were no such open transactions and the effect of the changes in the fair value of embedded derivative from the initial recording date through the date of settlement was recorded in the consolidated statements of operations and comprehensive loss.

(q) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, performance stock units (“PSUs”), and stock options granted to the employees, consultants or advisors and non-employee directors, as well as shares purchased under our ESPP, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to "Note 13. Stock-Based Compensation").

The Company accounts for all stock-based payments awards using fair value-based method. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation is recognized over the vesting term of the option. The fair value of the restricted shares granted prior to IPO was determined using the Monte-Carlo simulation method and for the restricted shares granted post-IPO is based on the Company’s closing stock price as of the day prior to the date of the grants.

The Company accounts for its PSU awards based on the fair value determined using the Monte Carlo simulation method and for shares purchased under its ESPP using the Black-Scholes-Merton model, by a third-party valuation firm engaged by the Company. The Company accounts for the forfeitures, as they occur. The Company uses the graded vesting attribution method to recognize the stock-based compensation related to restricted stock awards and straight-line over the term method for all the other awards.

(r) Segments:

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

Revenues and long-lived assets by geographical region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographical region consisted of the following:

	Year ended December 31,
	2023	2022	2021
US	$700,060	$566,694	$428,941
International	28,663	24,267	29,397
Total revenues	$728,723	$590,961	$458,338

Total long-lived assets (including right-to-use asset) by geographical region consisted of the following:

	Year ended December 21,
	2023	2022
US	$44,039	$47,858
International	2,140	2,224
Total long-lived assets	$46,179	$50,082

(s) Operating leases:

On January 1, 2022, the Company adopted ASC 842, Leases, and recognized right to use assets and operating lease liabilities in its consolidated balance sheets. The Company holds an emerging growth company status for fiscal year 2022, therefore it elected the option to present the impact of adoption within the annual financial statements for the year ended December 31, 2022 and interim statements thereafter.

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

New accounting pronouncements

Recently adopted:

In October 2021, the FASB released Accounting Standards Updates ("ASU") No. 2021-08, Business Combinations (Topic 805)- Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption, however early adoption is permitted. The guidance is applicable and as such adopted by the Company beginning from January 1, 2023. The adoption of ASU 2021-08 did not have any material impact on the Company's audited consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was subsequently amended in November 2018 through ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. As per the latest ASU 2020-02, FASB deferred the timelines for certain small public and private entities, thus the Company adopted the new guidance for the annual reporting period beginning January 1, 2023 and interim periods within that reporting period. The standard applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of new ASU did not have any material impact on the Company's audited consolidated financial statements.

Not yet adopted:

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly presented to the Chief Operating Decision Maker ("CODM") and incorporated into each reported segment profit or loss measure. Entities are required to provide both the amount and a detailed description of the composition of other segment items to reconcile them with the segment profit or loss. Furthermore, organizations must disclose the title and position of their CODM. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact of incorporating ASU 2023-07 guidance on its consolidated financial statements.

Note 3—Property and Equipment, Net

The details of property and equipment, net and related accumulated depreciation, are set forth below:

	December 31, 2023	December 31, 2022
Computer equipment and purchased software	$25,553	$21,955
Office equipment and furniture	1,170	1,639
Leasehold improvements	2,409	2,306
Property and equipment – gross	29,132	25,900
Less: Accumulated depreciation	(21,680)	(19,919)
Property and equipment, net	$7,452	$5,981

Depreciation expense for the years ended December 31, 2023 and 2022 was $3,744 and $3,186, respectively.

During the year ended December 31, 2023, gross amount of certain fully depreciated property and equipment, no longer in use, was off-set with an equal amount of accumulated depreciation of $1,983.

Note 4—Website and Software Development Costs, Net

The details of website and software development costs, net and the related accumulated amortization are set forth below:

	December 31, 2023	December 31, 2022
Website and software development costs	$114,931	$154,015
Less: Accumulated amortization	(82,807)	(117,302)
Website and software development costs, net	$32,124	$36,713

Website and software development costs capitalized during the years ended December 31, 2023 and 2022 were $19,965 and $23,398, respectively. Amortization expense for website and software development costs for the years ended December 31, 2023 and 2022 was $24,163 and $24,723, respectively.

During the year ended December 31, 2023, gross amount of certain fully amortized website and software development costs, no longer in use, was off-set with an equal amount of accumulated amortization of $58,658.

Note 5—Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	December 31, 2023			December 31, 2022
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$43,484	$20,350	$23,134	$25,314	$8,242	$17,072
Tradenames	2,720	2,706	14	2,720	2,650	70
Completed technologies	34,932	26,164	8,768	28,792	22,320	6,472
Customer relationships	74,453	57,588	16,865	71,099	50,355	20,744
Total intangible assets	$155,589	$106,808	$48,781	$127,925	$83,567	$44,358

Amortization expense of intangibles for the years ended 2023 and 2022 was $23,242 and $23,969, respectively.

Weighted average useful life of the unamortized intangibles as of December 31, 2023 was 2.76 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
2024	$21,739
2025	15,738
2026	7,280
2027	2,542
2028	1,482
2029 and thereafter	—
Total	$48,781

Note 6—Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2022	$114,509
Acquisition of ArcaMax	18,588
Foreign currency translation	(28)
Balance as of December 31, 2022	$133,069
Acquisition of WhatCounts	7,824
Foreign currency translation	12
Balance as of December 31, 2023	$140,905

Based on the annual quantitative assessment performed by the Company the fair value of each reporting unit exceeded the respective carrying value by more than 100%, as such there was no impairment loss.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration, the unpaid amounts of these liabilities are included in the acquisition-related liabilities on the consolidated balance sheets as of December 31, 2023 and 2022.

(a) WhatCounts, Inc.

On March 1, 2023, the Company entered into an asset purchase agreement with the Output Services Group, Inc. to purchase certain assets of WhatCounts, Inc. ("WhatCounts"), including customer contracts, technology assets and certain employees who were engaged in these businesses.

The Company concluded the transaction represents an acquisition of a business under ASC 805, Business Combinations. The total consideration of WhatCounts acquisition is $15,990, including $1,011 as estimated earn-outs based on the achievement of certain operating targets of the acquired businesses, and $128 as working capital adjustment. During the year ended December 31, 2023, the Company finalized the purchase price allocations for its WhatCounts acquisition. Accordingly, the Company has recognized $960 as customer relationships intangibles, $6,140 as completed technologies, $7,824 as goodwill and $1,066 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 3.0 years.

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

Goodwill acquired by the Company in its ArcaMax acquisition is not deductible for tax purposes

Pro Forma Information—The unaudited pro forma consolidated revenues of the Company for the year ended December 31, 2023 and 2022 were approximately $730,311 and $603,737, respectively, as if the business combinations had taken place on January 1, 2022. The unaudited pro forma earnings of these acquired businesses were insignificant to consolidated net loss from January 1, 2023 to December 31, 2023.

NOTE 8—Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	Sizmek	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	WhatCounts	Total
Balance as of January 1, 2022	$8,000	$1,927	$1,360	$24	$2,840	$8,806	$—	$—	$22,957
Additions	—	—	—	—	—	—	7,539	—	7,539
Payments made during the year	—	(2,168)	—	(205)	(1,105)	(7,333)	—	—	(10,811)
Change in fair value of earn-out	—	241	—	1,073	565	8,828	2,283	—	12,990
Balance as of December 31, 2022	$8,000	$—	$1,360	$892	$2,300	$10,301	$9,822	$—	$32,675
Additions	—	—	—	—	—	—	—	1,139	1,139
Payments made during the year	(4,225)	—	(1,116)	(638)	(1,495)	(8,783)	(4,313)	—	(20,570)
Change in fair value of earn-out	450	—	(244)	(9)	195	4,341	827	1,490	7,050
Balance as of December 31, 2023	$4,225	$—	$—	$245	$1,000	$5,859	$6,336	$2,629	$20,294

During the year ended December 31, 2023, the businesses acquired by the Company in its Apptness, ArcaMax and WhatCounts acquisitions have performed better than the estimates used for the initial purchase price allocation, as such the Company recorded the changes in the fair value of the earn-outs, which are included in "other expenses" on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company settled the litigation in relation to certain acquisition related liabilities for its eBay CRM and recorded an additional liability of $450 and paid $4,225. The Company expects to pay the remaining amount of $4,225 within the next 12 months and included this amount in acquisition-related liabilities (current) in the audited consolidated balance sheet as of December 31, 2023.

NOTE 9—Accrued expenses

The details of accrued expenses are set forth below:

	December 31, 2023	December 31, 2022
Accrued expenses	$43,071	$31,267
Payroll related liabilities	41,712	40,338
Others	672	759
Accrued expenses	$85,455	$72,364

NOTE 10—Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the years ended December 31, 2023 and 2022.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of December 31, 2023, there was one customer that represented more than 10% of accounts receivables balance. As of December 31, 2022, there was no customer that represented more than 10% of accounts receivables balance as of December 31, 2023. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly make provisions as warranted.

NOTE 11—Credit Facilities

The Company’s long-term borrowings are as follows:

	December 31, 2023	December 31, 2022
Credit facility	$185,000	$185,000
Less:
Unamortized deferred financing cost	(853)	(1,047)
Long-term borrowings	$184,147	$183,953

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. On March 22, 2023, the Company entered into a $25,000 incremental revolving facility commitment pursuant to an amendment to the Senior Secured Credit Facility (the “2023 Incremental Revolving Commitment”), thereby increasing the total credit facility of the Company to $247,500. Out of the total credit facility $45,625 remains undrawn as of December 31, 2023. The Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a SOFR rate of no lower than SOFR+2.125% and no higher than SOFR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the year ended on December 31, 2023 was 7.3%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the year ended December 31, 2023, the Company borrowed $11,250 against the revolver facility and repaid the same amount against the term loan under the credit facility. The initial debt issuance costs of $1,902 incurred in the form of the legal fee, underwriter’s fee, etc., are recognized as a reduction in long-term borrowings in the consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of December 31, 2023, the applicable total leverage ratio and fixed charge coverage ratio were 2.50 and 1.25, respectively, and the Company was in compliance with these covenants.

The Company determined that the Term Loan is classified as Level 3 and the relevant fair values as of the year ended on December 31, 2023 and 2022 was approximately $195,201 and $189,092, respectively.

As of December 31, 2023, the repayment schedule for the long-term borrowings was as follows:

Year ended December 31,
2024	$11,250
2025	16,875
2026	156,875
Total*	$185,000

* Includes $11,250 repayable against the term loan facility within the twelve-month period ending December 31, 2024. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the consolidated balance sheets as of December 31, 2023.

NOTE 12—Commitments and Contingencies

Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of December 31, 2023, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
2024	$30,401
2025	12,892
2026	4,567
2027	620
2028	—
2029 and thereafter	—
Total	$48,480

Lease commitments

Refer to "Note 15. Leases" for Company's future lease commitments.

Other contingencies

The Company is a party to various litigation and administrative proceedings related to claims arising from its operations in the ordinary course of business including in relation to certain contingent purchase price obligations noted above. The Company records provisions for losses when claims become probable, and the amounts are estimable. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes that the resolution of the matters will not have a material impact on the Company’s business, results of operations, financial condition, or cash flows. See "Note 8. Acquisition-Related Liabilities" for additional information.

NOTE 13—Stock-Based Compensation

Stock-based compensation plan

In 2008, the Company adopted its 2008 Stock Option/Stock Issuance Plan, and, in 2017, adopted the Zeta Global Holdings Corp. 2017 Incentive Plan (collectively, the “Plans”).

The Plans permit the issuance of stock options, restricted stock and restricted stock units to employees, directors, and officers, consultants or advisors and non-employee directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. Prior to the IPO, the restricted stock and restricted stock units granted under the Plans generally did not vest until a change in control. Upon a change in control, restricted stock and restricted stock units vest as to 25% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year term from the original date of grant. The restricted stock and restricted stock units fully vest upon a change in control to the extent five years has passed from the original date of grant of the restricted stock or restricted stock units. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurred, the Company did not record any stock-based compensation for such awards prior to the IPO, a change in control event. The stock-based compensation has been recognized following the vesting of restricted stock, restricted stock units and options as described below. The Company ceased granting awards under the Plans following its adoption of the 2021 Plan (as defined below) in connection with the IPO.

In connection with the IPO, the Company adopted the Zeta Global Holdings Corp. 2021 Incentive Award Plan (the “2021 Plan”), which was effective as of the day prior to the first public trading date of our Class A common stock and under which restricted stock, restricted stock units and options have been granted to service providers. With certain exceptions, the equity awards granted under the 2021 Plan generally vest over four years, with 25% of the shares vesting upon the first anniversary of the grant date and the remainder of the shares vesting in equal quarterly installments thereafter.

During the year ended December 31, 2023, 2022 and 2021, the Company recognized stock-based compensation expense of $242,881, $298,992 and $259,159, respectively.

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

During the year ended December 31, 2023, the Company's board of directors approved the modification of the vesting schedule of certain awards, to accelerate the vesting of those grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the year ended December 31, 2023.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted-Average Grant date fair value
Non-vested as of January 1, 2022	65,208,870	$10.86
Granted	9,267,655	9.45
Vested	(12,964,063)	10.55
Forfeited	(1,405,187)	10.41
Non-vested as of December 31, 2022	60,107,275	$10.72
Granted (1)	11,718,672	9.15
Vested	(20,857,865)	10.37
Forfeited (2)	(1,269,753)	9.02
Non-vested as of December 31, 2023 (3)	49,698,329	$10.54

(1)
During the year ended December 31, 2023, the Company granted 11,467,755 restricted stock and 250,917 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the year ended December 31, 2023, 1,241,675 restricted stock and 28,078 restricted stock units were forfeited.
(3)
Includes 37,641,861 unvested Class A restricted stock, 11,169,137 unvested Class B restricted stock and 887,331 unvested restricted stock units as of December 31, 2023.

Stock options

Following is the summary of transactions under the Company’s stock option plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2022	887,662	$3.53	4.19	$5.28
Granted	575,250	10.82
Exercised	(315,430)	0.63
Forfeited	(30,990)	10.83
Outstanding options as of December 31, 2022	1,116,492	$7.90	6.67	$0.59
Granted	1,714,555	8.63
Exercised	(63,500)	3.79
Forfeited	(147,610)	7.65
Outstanding options as of December 31, 2023	2,619,937	$8.49	4.97	$0.57

As of December 31, 2023, the Company had 683,055 outstanding exercisable options with a weighted-average exercise price of $6.27. Options granted by the Company expire no later than ten years from the grant date.

The Company granted 1,714,555 options during the year ended December 31, 2023. The Company engaged a third-party valuation firm to determine the estimated fair value of the options using the Black-Scholes-Merton method, which was determined as $4.57 for the options issued during the year ended December 31, 2023 using the following assumptions:

Year ended December 31, 2023
Dividend yield	0.0%
Volatility	51.0%
Risk free rate of interest	3.6%

Performance Stock Unit (“PSU”) Award

On April 19, 2023, the Compensation Committee of the Board of Directors approved the grant of 1,538,925 PSUs under the Company’s 2021 Plan. Upon achievement of the conditions described below, the PSUs could result in the issuance of up to 4,616,775 shares of Class A common stock. Each PSU represents the right to receive shares of Class A common stock as set forth in the PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time (if ever) the PSUs are earned and have vested. Each PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A common stock if the PSUs are earned and vested. The PSUs may be earned at the end of each fiscal quarter beginning with the three-month period ending on December 31, 2023 and ending with, and including, the three month period ending on December 31, 2027. The PSUs shall be earned as set forth in the table below, based on the 20-day volume-weighted average closing price per share (“VWAP”) for such quarter. The number of PSUs earned for such quarter shall be reduced by the number of PSUs, if any, earned in any prior quarter.

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

Following is the summary of PSUs under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	1,500,000	$1.95
Granted	1,979,500	20.29
Outstanding as of December 31, 2022	3,479,500	$12.38
Granted	1,538,925	21.04
Vested	(142,500)	5.17
Forfeited	(120,250)	14.76
Outstanding as of December 31, 2023 (1)	4,755,675	$15.34

(1) Includes 275,500 PSUs with a fair value of $5.17, that are earned as based on the 20 day VWAP of our Class A common stock as discussed above.

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $21.04 per PSU issued during the year ended December 31, 2023 using the following assumptions:

Year ended December 31, 2023
Dividend yield	0.0%
Volatility	55.0%
Risk free interest rate	3.6%

2021 Employee Stock Purchase Plan (“ESPP”)

The Company maintains the 2021 Employee Stock Purchase Plan, or the 2021 ESPP. The 2021 ESPP permits participants to purchase the Company’s Class A common stock through contributions up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is capped at 10,000. In addition, no employee will be permitted to accrue the right to purchase shares under the Section 423 component at a rate in excess of $25 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of our Class A common stock as of the first day of the offering period).

The 2021 ESPP has consecutive offering periods of approximately six months in length commencing each year on December 1 and June 1 and ending on each May 31 and November 30, as applicable.

During the year ended December 31, 2023, the Company issued 210,096 shares of Class A common stock related to the 2021 ESPP offering that ended on May 31, 2023 and 214,558 shares of Class A common stock related to the 2021 ESPP offering that ended on November 30, 2023.

The Company determined the estimated fair value of the shares purchased under the 2021 ESPP using the Black-Scholes-Merton method. The fair value of shares for the offering that commenced on December 1, 2023 was estimated at $2.28 per share using the following assumptions, and expected to result in an issuance of approximately 189,480 shares of Class A common stock under this offering that will end on May 31, 2024.

Year ended December 31, 2023
Dividend yield	0.0%
Risk free interest rate	5.33%
Volatility	39.6%

Unrecognized stock-based compensation

The Company has $250,763 of unrecognized compensation expense related to its 49,698,329 unvested restricted stock and restricted stock units, 4,898,175 performance stock units, 1,936,882 unvested options and approximately 189,480 shares of Class A common stock to be issued under the 2021 ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.04 years.

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

During the year ended December 31, 2023, the Company repurchased 1,686,076 shares for a value of $15,421, including shares repurchased in conjunction with tax withholdings for the executives. Out of the repurchased amount, $1,978 was settled by the company subsequent to December 31, 2023 and is included in other current liabilities in the consolidated balance sheet. As of December 31, 2023, approximately $24,986 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the year ended December 31, 2023, 2,717,890 shares of Class B common stock (including restricted shares of Class B that were fully vested during the year ended December 31, 2023) were converted into shares of Class A common stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Issuance of Class A common stock

During the year ended December 31, 2023, the Company issued following Class A common stock for earnout payments related to its certain acquisitions.

	Number of shares issued	Fair value
Acramax	76,627	$667
Kinetic	26,502	229
Vital	57,515	500
Apptness	450,451	3,666
Total	611,095	$5,062

On October 11, 2023, the Company issued 40,274 shares of Class A common stock valued at $8.07 per share, for an aggregate value of $325, to certain individuals who provided services to the Company or their designated charitable organizations. The Company did not receive any proceeds from such issuance.

NOTE 15—Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balance for Right-to-use asset and lease liabilities are as follows:

Operating Leases	As on December 31, 2023	As on December 31, 2022
Right-to-use asset, net	$6,603	$7,388
Current liabilities	$1,789	$2,137
Non-Current liabilities	$6,602	$7,877

Supplemental information related to operating leases is as follows:

Particulars	During the year ended December 31, 2023
Long term Operating lease cost	$2,476
Other Short-term lease cost	$256
Cash paid for amounts included in the measurement of lease liabilities	$2,811
Right-to-use assets obtained in exchange for new operating lease liabilities	$165
Weighted-average remaining lease term (years) — operating leases	2.4
Weighted-average discount rate — operating leases	6.5%

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of December 31, 2023 are as follows:

2024	$2,660
2025	2,028
2026	1,843
2027	1,660
2028 and thereafter	1,865
Total undiscounted lease commitments	$10,056
Less: Short term leases and interest component	(1,665)
Total discounted operating lease liabilities	$8,391

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$113,271			$113,271
Total assets measured at fair value	$113,271	$—	$—	$113,271
Liabilities
Acquisition-related liabilities			$20,294	$20,294
Total liabilities measured at fair value	$—	$—	$20,294	$20,294

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$107,354	$—	$—	$107,354
Total assets measured at fair value	$107,354	$—	$—	$107,354
Liabilities
Acquisition-related liabilities	$—	$—	$32,675	$32,675
Total liabilities measured at fair value	$—	$—	$32,675	$32,675

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2023 and 2022:

Acquisition- related liabilities
Balance as of January 1, 2022	$22,957
Additions	7,539
Payments made during the year	(10,811)
Change in fair value	12,990
Balance as of December 31, 2022	$32,675
Additions	1,139
Payments made during the year	(20,570)
Change in fair value	7,050
Balance as of December 31, 2023	$20,294

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

NOTE 17—Related Party Transactions (a) Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS, amounted to $219 and $207 for the year ended December 31, 2023 and December 31, 2022, respectively, was recognized as direct cost of revenues (excluding depreciation and amortization) in the consolidated statements of operations and comprehensive loss. As of December 31, 2023 and December 31, 2022, the Company had outstanding payables of $43 and $25, respectively, to CMS and included in the “accounts payable and accrued expenses” in the consolidated balance sheets.

(b) Our Chief Financial Officer’s spouse is an executive officer at DailyPay, Inc. (“DailyPay”). On August 31, 2023, the Company entered into an agreement with DailyPay to provide certain marketing related services. During the year ended December 31,

2023, the Company generated $137 of revenues from DailyPay and as of December 31, 2023, the Company had outstanding receivables of $48, which was included in the “accounts receivables” in the consolidated balance sheets.

NOTE 18—Income Taxes

The components of loss before the provision / (benefit) for income taxes is as follows;

	Year ended December 31,
	2023	2022	2021
Domestic operations	$(187,763)	$(281,895)	$(253,462)
Foreign operations	1,319	1,165	3,301
Loss before income taxes	$(186,444)	$(280,730)	$(250,161)

Current and deferred income taxes / (benefits) on loss from continuing operations are as follows;

	Year ended December 31,
	2023	2022
Current
Federal	$(74)	$(17)
State and local	95	69
Foreign	994	1,170
Total current income taxes	$1,015	$1,222
Deferred:
Federal	$—	$(2,114)
State and local	—	(736)
Foreign	22	137
Total deferred income benefits	22	(2,713)
Income tax provision/(benefit)	$1,037	$(1,491)

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	Year ended December 31,
	2023	2022
Deferred tax assets:
Accounts receivable reserve	$832	$403
Accrued payroll	6,088	6,802
Net operating loss carry forward	33,931	32,171
Stock-based compensation	45,696	48,010
Interest limitation carry forward	6,148	3,154
Tax credit	5,236	—
Intangible assets	15,391	11,329
Capital losses	—	1,187
Research and development costs	28,350	19,951
Accrued expenses and other	2,788	3,575
	144,460	126,582
Less: Valuation allowance	(129,661)	(112,330)
Deferred tax assets	$14,799	$14,252
Deferred tax liabilities:
Fixed assets	(4,921)	(7,135)
Right-to-use asset	(1,838)	—
Deferred state income tax and other	(7,312)	(6,372)
Deferred tax liabilities:	(14,071)	(13,507)
Net deferred tax assets	$728	$745

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

A significant piece of objective negative evidence was the cumulative loss incurred in the U.S and certain foreign jurisdictions including Belgium and France over three-year period ended December 31, 2023. Such objective evidence limits the Company's ability to consider other subject evidence, such as the Company projections for future growth. On the basis of this evaluation, the Company continued to conclude that its U.S., Belgium and France deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future growth. During 2023, the Company’s valuation allowance increased by $17,331.

The following table reconciles the changes in the valuation allowance for the years ended December 31, 2023 and 2022:

Balance as of January 1, 2022	$(86,210)
Increase due to current year pre-tax loss	(26,111)
Others	(9)
Balance as of December 31, 2022	(112,330)
Increase due to current year pre-tax loss	(17,274)
Others	(57)
Balance as of December 31, 2023	$(129,661)

The difference between the federal statutory rate of 21% and the Company’s effective tax rate is summarized as follows:

	December 31, 2023	December 31, 2022
U.S. federal statutory rate	21.0%	21.0%
State income taxes	2.8%	4.4%
Other permanent differences	(0.4)%	(0.5)%
Global intangible low-taxed income (GILTI)	—%	(1.2)%
Non-deductible stock-based compensation	(2.6)%	(2.0)%
Non-deductible officer’s compensation	(12.8)%	(11.9)%
Research and development credit	2.0%	—%
Change in valuation allowance	(9.3)%	(9.3)%
State change in tax rate	(0.6)%	0.2%
Other	(0.6)%	(0.2)%
Effective tax rate	(0.5)%	0.5%

For the year ended December 31, 2023, the income tax provision of $1,037 relates primarily to an income tax provision for foreign taxes. For the year ended December 31, 2022, the income tax benefit of $1,491 relates primarily to (i) the partial release of the Company’s U.S. valuation allowance as certain business combinations consummated during 2022 created a source of future taxable income, offset by (ii) an income tax provision for foreign taxes.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $113,428 of which $7,211 are subject to an annual limitation pursuant to IRC Section 382. Approximately, $69,314 of U.S. federal net operating loss carryforwards expire in varying amounts during 2035 to 2037, if not utilized. These net operating losses are available to offset 100% of future taxable income. The remaining $44,114 of U.S. federal net operating loss may be carried forward indefinitely but are only available to offset 80% of future taxable income.

In addition, the Company had state net operating losses of $119,896 which will expire in varying amounts during 2026 through 2043, if not utilized. The Company also had federal research tax credit carryforwards of $3,640 as of December 31, 2023, which expire in varying amounts during 2042 to 2043, if not utilized. The Company also had state research tax credit carryforwards of $1,595 as of December 31, 2023, of which $1,410 may be carried forward indefinitely. The remaining $185 will expire in varying amounts from 2029 to 2043 if not utilized.

As of December 31, 2023, the Company had federal deferred interest carryforwards under IRC Section 163(j) of $18,107. This deferred interest may be carried forward indefinitely but is limited to 30% of future tax adjusted EBIT.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance as of January 1, 2022	$223
Increase in tax positions for current / prior periods	(223)
Balance as of December 31, 2022	—
Increase in tax positions for current / prior periods	—
Balance as of December 31, 2023	$—

As of December 31, 2023 and 2022, there were no amounts accrued for interest and penalties. The Company’s accounting policy is to record both accrued interest and penalties related to income tax matters in the income tax provision in the accompanying consolidated statements of operations and comprehensive loss. The Company does not expect its unrecognized benefits to materially change over the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows.

Jurisdiction	Tax Year
U.S	2020
Czech Republic	2020
India	2021

NOTE 19—401(k) Defined Contribution Plan

The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. During the years ended December 31, 2023 and 2022, the Company accrued employees’ eligible contributions according to the 401(k)-plan document which totaled to $1,675 and $1,438, respectively. The amount of contributions related to the year ended December 31, 2023 was fully paid during 2024.

NOTE 20—Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, restricted stock units and performance stock units as of December 31, 2023 and 2022 of 54,454,004 and 63,586,775, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(187,481)	$(279,239)	$(249,563)
Cumulative redeemable convertible preferred stock dividends	—	—	7,060
Numerator for Basic and Dilutive loss per share – loss available to common stockholders	$(187,481)	$(279,239)	$(256,623)
Denominator:
Class A common stock	140,593,656	122,455,432	61,972,951
Class B common stock	16,103,652	16,529,833	10,143,209
Series A common stock	—	—	11,904,161
Series B common stock	—	—	1,372,351
Warrants	—	—	1,539,519
Denominator for Basic and Dilutive loss per share – weighted-average common stock	156,697,308	138,985,265	86,932,191
Basic loss per share	$(1.20)	$(2.01)	$(2.95)
Dilutive loss per share	$(1.20)	$(2.01)	$(2.95)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Year ended December 31,
	2023	2022	2021
Options	2,065,316	1,096,894	940,653
Restricted stock and restricted stock units	56,915,993	66,224,013	70,650,049
Performance stock units	4,370,543	3,186,642	558,904

NOTE 21—Other Expenses / (Income)

The components of other expenses / (income) are detailed as follows:

	Year ended December 31,
	2023	2022	2021
Change in the fair value of acquisition-related liabilities	$7,200	$12,990	$(1,828)
Loss on sale of assets	—	—	266
Foreign currency translation loss	620	993	1,283
Total other expenses / (income)	$7,820	$13,983	$(279)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our

CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report on Internal Control over Financial Reporting

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 9A of this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Zeta Global Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Zeta Global Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

February 28, 2024

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information with respect to our board of directors and executive officers is presented as of February 28, 2024:

Name	Age	Position at Zeta	Principal Employment
David Steinberg	54	Chief Executive Officer and Chairman of the Board	Chief Executive Officer of Zeta
Christopher Greiner	48	Chief Financial Officer	Chief Financial Officer of Zeta
Steven Gerber	53	President and Chief Operating Officer	President and Chief Operating Officer of Zeta
Satish Ravella	50	Principal Accounting Officer	Principal Accounting Officer of Zeta
Jené Elzie	50	Director	Managing Director, Investment Team of Dunes Point Capital, a private equity firm
William Landman	71	Director	Co-founder and Managing Principal of MainLine Investment Partners, LLC, an investment firm
Robert Niehaus	68	Director	Chairman and Founder of GCP Capital Partners LLC, an investment firm
William Royan	56	Director	Managing Partner and Chair of the Investment Committee of GPI Capital, an investment firm
John Sculley	84	Director	Director of Zeta
Jeanine Silberblatt	46	Director	Principal of JKBS Consulting, a consulting firm

The other information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-255499	4.1	5/7/2021

4.2	Amended and Restated Registration Rights Agreement, dated May 8, 2017, by and among, Zeta Global Holdings Corp. and the Investors party thereto	S-1/A	333-255499	4.2	5/7/2021

4.3	Description of Registrant’s Securities	10-K	001-40464	4.3	2/25/2022

10.1	Form of Indemnification Agreement by and between the Registrant and Each of its Directors and Executive Officers.	S-1/A	333-255499	10.2	5/7/2021

10.2#	Zeta Global Holdings Corp. 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.3	5/7/2021

10.3#	Form of restricted stock agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.4	5/7/2021

10.4#	Form of option agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.5	5/7/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.5#	Zeta Global Holdings Corp. 2017 Equity Incentive Plan	S-1/A	333-255499	10.6	5/7/2021

10.6#	Form of restricted stock agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.7	5/7/2021

10.7#	Form of restricted stock unit agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.8	5/7/2021

10.8#	Form of stock option agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.9	5/7/2021

10.9#	Zeta Global Holdings Corp. 2021 Incentive Award Plan	S-1/A	333-255499	10.10	5/7/2021

10.10#	Form of restricted stock agreement under 2021 Incentive Award Plan.	S-1/A	333-255499	10.11	5/7/2021

10.11#	Form of restricted stock unit agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.12	5/7/2021

10.12#	Form of stock option agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.13	5/7/2021

10.13#	Zeta Global Holdings Corp. 2021 Employee Stock Purchase Plan	S-1/A	333-255499	10.14	5/7/2021

10.14#	Form of amendment to restricted stock agreement under 2008 Stock Option/Stock Issuance Plan and 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.15	5/7/2021

10.15#	Form of amendment to restricted stock unit agreement under 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.16	5/7/2021

10.16#	Form of Employment Agreement by and between Zeta Global Holdings Corp. and David A. Steinberg	S-1/A	333-255499	10.17	5/7/2021

10.17	Form of Exchange Agreement	S-1/A	333-255499	10.18	5/7/2021

10.18#	Form of Employment Agreement by and between Zeta Global Corp. and Steven Gerber	S-1/A	333-255499	10.19	5/7/2021

10.19#	Form of Employment Agreement by and between Zeta Global Corp. and Chris Greiner	S-1/A	333-255499	10.20	5/7/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.20#	Letter Agreement, dated June 29, 2021, by and between Zeta Global Holdings Corp. and Jené Elzie	8-K	001-40464	10.1	6/29/2021

10.21#	Form of performance stock unit agreement under 2021 Incentive Award Plan	10-K	001-40464	10.21	2/25/2022

10.22	Credit Agreement, dated as of February 3, 2021, among Zeta Global Corp., Zeta Global Holdings Corp., certain subsidiaries, the lenders party thereto, Bank of America, N.A. and BofA Securities, Inc.	S-1	333-255499	10.1	4/26/2021

10.23	Second Amendment to Credit Agreement, dated as of March 22, 2023, among Zeta Global Corp., Zeta Global Holdings Corp., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A.	10Q	001-40464	10.1	5/5/2023

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

97.1	Zeta Global Holdings Corp. Policy for Recovery of Erroneously Awarded Compensation						X

101.INS	XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ZETA GLOBAL HOLDINGS CORP.

Date: February 28, 2024	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David Steinberg	Chief Executive Officer, Director	February 28, 2024
David Steinberg	(Principal Executive Officer)

/s/ Christopher Greiner	Chief Financial Officer	February 28, 2024
Christopher Greiner	(Principal Financial Officer)

/s/ Satish Ravella	SVP - Finance	February 28, 2024
Satish Ravella	(Principal Accounting Officer)

/s/ Jené Elzie	Director	February 28, 2024
Jené Elzie

/s/ William Landman	Director	February 28, 2024
William Landman

/s/ Robert Niehaus	Director	February 28, 2024
Robert Niehaus

/s/ William Royan	Director	February 28, 2024
William Royan

/s/ John Sculley	Director	February 28, 2024
John Sculley

/s/ Jeanine Silberblatt	Director	February 28, 2024
Jeanine Silberblatt