Form 10-Q
period 2024-03-31
Zeta Global Holdings Corp.
filed 2024-05-07
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, 189,734,584 shares of the registrant’s Class A common stock and 29,055,489 shares of registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”), may materially affect such forward-looking statements:

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

• Catastrophic events such as pandemics, earthquakes, flooding, droughts, fire and power outages, and business and operational interruption by man-made problems such as war, conflicts and acts of terrorism; and

• Other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$141,649	$131,732
Accounts receivable, net of allowance of $4,107 and $3,564 as of March 31, 2024 and December 31, 2023, respectively	160,591	170,131
Prepaid expenses	7,394	6,269
Other current assets	1,283	1,622
Total current assets	$310,917	$309,754
Non-current assets:
Property and equipment, net	$8,117	$7,452
Website and software development costs, net	31,119	32,124
Right-to-use asset - operating leases, net	7,208	6,603
Intangible assets, net	46,497	48,781
Goodwill	140,903	140,905
Deferred tax assets, net	748	728
Other non-current assets	4,783	4,367
Total non-current assets	$239,375	$240,960
Total assets	$550,292	$550,714
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,360	$63,572
Accrued expenses	83,533	85,455
Acquisition-related liabilities	15,515	17,234
Deferred revenue	4,455	3,301
Other current liabilities	7,564	6,823
Total current liabilities	$164,427	$176,385
Non-current liabilities:
Long-term borrowings	$184,249	$184,147
Acquisition-related liabilities	3,110	3,060
Other non-current liabilities	6,905	6,602
Total non-current liabilities	$194,264	$193,809
Total liabilities	$358,691	$370,194
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 189,623,112 and 188,631,432 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$190	$189
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 29,055,489 shares issued and outstanding as of March 31, 2024 and December 31, 2023	29	29
Additional paid-in capital	1,191,545	1,140,849
Accumulated deficit	(998,103)	(958,537)
Accumulated other comprehensive loss	(2,060)	(2,010)
Total stockholders’ equity	$191,601	$180,520
Total liabilities and stockholders' equity	$550,292	$550,714

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Revenues	$194,947	$157,602
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	76,873	54,350
General and administrative expenses	48,806	52,601
Selling and marketing expenses	71,415	72,549
Research and development expenses	19,986	18,519
Depreciation and amortization	13,741	11,825
Acquisition-related expenses	—	203
Total operating expenses	$230,821	$210,047
Loss from operations	(35,874)	(52,445)
Interest expense	2,625	2,448
Other expenses	671	1,864
Total other expenses	$3,296	$4,312
Loss before income taxes	(39,170)	(56,757)
Income tax provision	396	198
Net loss	$(39,566)	$(56,955)
Other comprehensive loss / (income):
Foreign currency translation adjustment	50	(147)
Total comprehensive loss	$(39,616)	$(56,808)
Net loss per share
Net loss available to common stockholders	$(39,566)	$(56,955)
Basic loss per share	$(0.23)	$(0.38)
Diluted loss per share	$(0.23)	$(0.38)
Weighted average number of shares used to compute net loss per share
Basic	171,234,353	150,045,840
Diluted	171,234,353	150,045,840

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2024	2023
Cost of revenues (excluding depreciation and amortization)	$271	$858
General and administrative expenses	18,899	24,182
Selling and marketing expenses	26,550	33,036
Research and development expenses	6,918	6,386
Total	$52,638	$64,462

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024[1]	188,631,432	$189	29,055,489	$29	$1,140,849	$(958,537)	$(2,010)	$180,520
Restricted stock grants	1,420,286	1	—	—	(1)	—	—	—
Shares repurchased	(324,753)	—	—	—	(3,466)	—	—	(3,466)
Restricted stock forfeitures	(331,160)	—	—	—	—	—	—	—
Options exercised	97,158	—	—	—	434	—	—	434
Stock-based compensation	—	—	—	—	53,729	—	—	53,729
Restricted stock units vesting	130,149	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(39,566)	—	(39,566)
Balance as of March 31, 2024[2]	189,623,112	$190	29,055,489	$29	$1,191,545	$(998,103)	$(2,060)	$191,601

1. Includes 150,989,571 outstanding Class A common stock, 17,886,352 outstanding Class B common stock, 37,641,861 unvested Class A restricted stock and 11,169,137 unvested Class B restricted stock.

2. Includes 156,444,731 outstanding Class A common stock, 18,301,427 outstanding Class B common stock, 33,178,381 unvested Class A restricted stock and 10,754,062 unvested Class B restricted stock.

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2023[3]	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Restricted stock grants	814,177	1	—	—	(1)	—	—	—
Shares repurchased	(329,474)	—	(325,923)	—	(6,551)	—	—	(6,551)
Restricted stock forfeitures	(208,969)	—	—	—	—	—	—	—
Class B common stock transferred to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Options exercised	8,500	—	—	—	41	—	—	41
Stock-based compensation	—	—	—	—	65,214	—	—	65,214
Restricted stock units vesting	123,241	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	147	147
Net loss	—	—	—	—	—	(56,955)	—	(56,955)
Balance as of March 31, 2023[4]	175,724,392	$176	31,723,379	$32	$959,627	$(828,011)	$(1,898)	$129,926

3. Includes 132,909,894 outstanding Class A common stock, 15,512,217 outstanding Class B common stock, 42,357,023 unvested Class A restricted stock and 16,587,085 unvested Class B restricted stock.

4. Includes 137,203,338 outstanding Class A common stock, 16,105,977 outstanding Class B common stock, 38,521,054 unvested Class A restricted stock and 15,617,402 unvested Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	(39,566)	$(56,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,741	11,825
Stock-based compensation	52,638	64,462
Deferred income taxes	(20)	(42)
Change in fair value of acquisition-related liabilities	504	1,652
Others, net	(42)	46
Change in non-cash working capital (net of acquisitions):
Accounts receivable	9,622	(2,015)
Prepaid expenses	(1,279)	527
Other current assets	339	(366)
Other non-current assets	(414)	(112)
Deferred revenue	1,026	1,380
Accounts payable	(10,727)	5,196
Accrued expenses and other current liabilities	(1,459)	(5,538)
Other non-current liabilities	303	44
Net cash provided by operating activities	24,666	20,104
Cash flows from investing activities:
Capital expenditures	(5,811)	(5,164)
Website and software development costs	(3,643)	(4,900)
Acquisitions and other investments, net of cash acquired	—	(15,852)
Net cash used for investing activities	(9,454)	(25,916)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(2,173)	(980)
Proceeds from credit facilities, net of issuance cost	11,250	2,813
Exercise of options	434	41
Repurchase of shares	(3,444)	(6,533)
Repayments against the credit facilities	(11,250)	(2,813)
Net cash used for financing activities	(5,183)	(7,472)
Effect of exchange rate changes on cash and cash equivalents	(112)	(32)
Net increase / (decrease) in cash and cash equivalents	9,917	(13,316)
Cash and cash equivalents, beginning of period	131,732	121,110
Cash and cash equivalents, end of period	$141,649	$107,794
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$2,720	$2,464
Cash paid for income taxes, net	$386	$46
Liability established in connection with acquisitions	$504	$2,791
Capitalized stock-based compensation as website and software development costs	$1,091	$752
Right-to-use asset established	$883	$—
Operating lease liabilities established	$883	$—
Non-cash consideration for website and software development costs	$430	$219

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

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2024, the results of operations, comprehensive loss and stockholders’ equity for the three-months ended March 31, 2024 and 2023, respectively, and cash flows for the three-months ended March 31, 2024, and 2023, respectively. The results of operations for the three-months ended March 31, 2024 and 2023, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2023, which was included in Form 10-K filed with the SEC on February 28, 2024.

The accompanying condensed unaudited consolidated financial statements include the accounts of Zeta and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. See “Note 16. Subsequent Events” for additional information.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $7,770 and $5,346 as of March 31, 2024 and December 31, 2023, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenue that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenue is subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the three months ended March 31, 2024 and 2023, the Company billed and collected $3,382 and $3,096 in advance, respectively, and recognized $2,228 and $1,616, respectively, as revenues. As of March 31, 2024 and December 31, 2023, the deferred revenue were $4,455 and $3,301, respectively.

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

As of March 31, 2024, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $87,400 and $108,400, respectively.

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

The following table summarizes disaggregation for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
	2024	2023
Direct platform revenues	67%	71%
Integrated platform revenues	33%	29%

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(c) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, performance stock units (“PSUs”), and stock options granted to the employees, consultants or advisors and non-employee directors, as well as shares purchased under our 2021 Employee Stock Purchase Plan ("2021 ESPP"), is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to "Note 9. Stock-Based Compensation").

The Company accounts for all stock-based payment awards using a fair value-based method. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation is recognized over the vesting term of the option. The fair value of the restricted shares granted prior to the initial public offering (the “IPO”) was determined using the Monte-Carlo simulation method and for the restricted shares granted post-IPO is based on the Company’s closing stock price as of the day prior to the date of the grants.

The Company accounts for its PSU awards based on the fair value determined using the Monte Carlo simulation method and for shares purchased under its 2021 ESPP using the Black-Scholes-Merton model, by a third-party valuation firm engaged by the Company. The Company accounts for the forfeitures, as they occur. The Company uses the graded vesting attribution method to recognize the stock-based compensation related to restricted stock awards and straight-line over the term method for all the other awards.

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

Revenues by geographical region consisted of the following;

	Three months ended March 31,
	2024	2023
US	$188,178	$150,406
International	6,769	7,196
Total revenues	$194,947	$157,602

Total long-lived assets (including right-to-use asset) by geographical region consisted of the following;

	As of
	March 31, 2024	December 31, 2023
US	$44,427	$44,039
International	2,017	2,140
Total long-lived assets	$46,444	$46,179

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2024 and 2023.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of March 31, 2024 and December 31, 2023, there were two customers and one customer, respectively, that represented more than 10% of the accounts receivables, net balance on the condensed unaudited consolidated balance sheets. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly make provisions as warranted.

(f) Operating leases:

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

New accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of incorporating ASU 2023-09 guidance on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly presented to the Chief Operating Decision Maker ("CODM") and incorporated into each reported segment profit or loss measure. Entities are required to provide both the amount and a detailed description of the composition of other segment items to reconcile them with the segment profit or loss. Furthermore, organizations must disclose the title and position of their CODM. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact of incorporating ASU 2023-07 guidance on its consolidated financial statements and related disclosures.

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of March 31, 2024			As of December 31, 2023
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$47,919	$24,344	$23,575	$43,484	$20,350	$23,134
Tradenames	2,720	2,720	—	2,720	2,706	14
Completed technologies	34,932	27,210	7,722	34,932	26,164	8,768
Customer relationships	74,453	59,253	15,200	74,453	57,588	16,865
Total intangible assets	$160,024	$113,527	$46,497	$155,589	$106,808	$48,781

Amortization expense of intangibles for the three months ended March 31, 2024 and 2023 was $6,719 and $4,824, respectively.

Weighted average useful life of the unamortized intangibles as of March 31, 2024 was 2.64 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of March 31, 2024
Year ended December 31,
Remaining nine months of 2024	$16,498
2025	17,217
2026	8,758
2027	2,542
2028	1,482
2029 and thereafter	—
Total	$46,497

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2024	$140,905
Foreign currency translation	(2)
Balance as of March 31, 2024	$140,903

There were no events during the three months ended March 31, 2024 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

6.
Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	Kinetic	Vital	Apptness	ArcaMax	What Counts	Total
Balance as of January 1, 2024	$4,225	$245	$1,000	$5,859	$6,336	$2,629	$20,294
Payments made during the period	(2,113)	(60)	—	—	—	—	(2,173)
Change in fair value of earn-out	—	—	—	397	107	—	504
Balance as of March 31, 2024	$2,112	$185	$1,000	$6,256	$6,443	$2,629	$18,625

During the three months ended March 31, 2024, the businesses acquired by the Company in its Apptness and ArcaMax acquisitions have performed better than the estimates used for the initial purchase price allocation, as such the Company recorded the changes in the fair value of the earn-outs, which are included in "other expenses" on the condensed unaudited consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company settled the litigation in relation to certain acquisition related liabilities for its eBay CRM. As of March 31, 2024, $2,112 is the remaining amount for that settlement, that the Company expects to pay within the next 12 months and included this amount in acquisition-related liabilities (current) in the condensed unaudited consolidated balance sheet as of March 31, 2024.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of March 31, 2024	As of December 31, 2023
Credit facility	$185,000	$185,000
Less: unamortized deferred financing cost	(751)	(853)
Long-term borrowings	$184,249	$184,147

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. On March 22, 2023, the Company entered into a $25,000 incremental revolving facility commitment pursuant to an amendment to the Senior Secured Credit Facility (the “2023 Incremental Revolving Commitment”), thereby increasing the total credit facility of the Company to $247,500. Out of the total credit facility, $34,375 remains undrawn as of March 31, 2024. In addition, the Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a SOFR rate of no lower than SOFR+2.125% and no higher than SOFR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the three months ended March 31, 2024 was 7.6%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the three months ended March 31, 2024, the Company borrowed $11,250 against the revolver facility and repaid the same amount against the term loan under the credit facility. The initial debt issuance costs of $1,902 incurred in the form of the legal fee, underwriter’s fee, etc., are recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of March 31, 2024, the applicable total leverage ratio and fixed charge coverage ratio were 2.50 and 1.25, respectively, and the Company was in compliance with these covenants.

As of March 31, 2024, the repayment schedule for the long-term borrowings was as follows:

As of March 31, 2024
Year ended December 31,
Remaining nine months of 2024	$—
2025	16,875
2026	168,125
Total*	$185,000

*Includes $4,219 repayable against the term loan facility within the twelve-month period ending March 31, 2025. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheet as of March 31, 2024.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of March 31, 2024, the Company was party to outstanding purchase contracts as follows:

As of March 31, 2024
Year Ended December 31,
Remaining nine months of 2024	$24,436
2025	13,750
2026	4,651
2027	620
2028	—
Total	$43,457

(b) Other contingencies

The Company is a party to various litigations and administrative proceedings related to claims arising from its operations in the ordinary course of business including in relation to certain acquisition related liabilities (Refer to "Note 6. Acquisition Related Liabilities"). The Company records provisions for losses when claims become probable, and the amounts are estimable. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes that the resolution of the matters will not have a material impact on the Company’s business, results of operations, financial condition, or cash flows.

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

During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $52,638 and $64,462, respectively.

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

During the three months ended March 31, 2023, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO, to accelerate the vesting of those grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the three months ended March 31, 2023. There were no such modifications during the three months ended March 31, 2024.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2024	49,698,329	$10.54
Granted (1)	1,428,238	9.48
Vested	(6,097,830)	10.02
Forfeited (2)	(361,622)	9.46
Non-vested as of March 31, 2024 (3)	44,667,115	$10.59

(1)
During the three months ended March 31, 2024, the Company granted 1,420,286 shares of restricted stock and 7,952 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the three months ended March 31, 2024, 331,160 shares of restricted stock and 30,462 restricted stock units were forfeited.
(3)
Includes 33,178,381 unvested shares of Class A restricted stock, 10,754,062 unvested shares of Class B restricted stock and 734,672 unvested restricted stock units as of March 31, 2024.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2024	2,619,937	$8.49	4.97	$0.57
Granted	—	—	—	—
Exercised	(97,158)	4.47	—	—
Forfeited	(44,685)	9.00	—	—
Outstanding options as of March 31, 2024	2,478,094	$8.64	4.96	$2.54

As of March 31, 2024, the Company had 618,942 outstanding exercisable options with a weighted-average exercise price of $6.79. Options granted by the Company expire no later than ten years from the grant date. The Company did not grant any options during the three months ended March 31, 2024.

Performance Stock Unit (“PSU”) Award

During the years ended on December 31, 2023 and 2022, the Compensation Committee of the Board of Directors granted PSUs under the 2021 Plan to certain employees. Each PSU represents the right to receive shares of Class A common stock as set forth in the PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time (if ever) the PSUs are earned and have vested. Each PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A common stock if the PSUs are earned and vested. The PSUs are earned as a percentage of the target number of PSUs granted based on the 20-day volume-weighted average closing price per share (“VWAP”) for each quarter during the applicable performance period. The number of PSUs earned for such quarter shall be reduced by the number of PSUs, if any, earned in any prior quarter. Upon achievement of certain stock price conditions, vesting and settlement of the PSUs could result in the issuance of up to 300% of the target number of PSUs granted being settled in shares of Class A common stock.

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

Following is the summary of PSUs under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024 (1)	4,755,675	$15.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2024 (1)	4,755,675	$15.34

(1) Includes 275,500 PSUs with a fair value of $5.17, that are earned based on the 20 day VWAP of our Class A common stock as discussed above.

The Company did not issue any PSUs during the three months ended March 31, 2024.

2021 Employee Stock Purchase Plan (“ESPP”)

The Company maintains the 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP permits participants to purchase the Company’s Class A common stock through contributions up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is capped at 10,000. In addition, no employee will be permitted to accrue the right to purchase shares under the Section 423 component at a rate in excess of $25 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of our Class A common stock as of the first day of the offering period).

The 2021 ESPP has consecutive offering periods of approximately six months in length commencing each year on December 1 and June 1 and ending on each May 31 and November 30, as applicable.

The Company determined the estimated fair value of the shares purchased under the 2021 ESPP using the Black-Scholes-Merton method. The fair value of shares for the offering that commenced on December 1, 2023 was estimated at $2.28 per share using the following assumptions, and expected to result in an issuance of approximately 185,479 shares of Class A common stock under this offering that will end on May 31, 2024.

As of
March 31, 2024
Dividend yield	0.0%
Risk-free rate of interest	5.33%
Volatility	39.60%

Unrecognized compensation expense

The Company has $207,859 of unrecognized compensation expense related to its 44,667,115 unvested restricted stock and restricted stock units, 4,898,175 performance stock units, 1,859,152 unvested options and approximately 185,479 shares of Class A common stock to be issued under the 2021 ESPP. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.02 years.

10. Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balances for right-to-use asset and lease liabilities are as follows:

Operating Leases	As of March 31, 2024	As of December 31, 2023
Right-to-use assets, net	$7,208	$6,603
Current liabilities	$2,398	$1,789
Non-Current liabilities	$6,905	$6,602

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of March 31, 2024 are as follows:

As of March 31, 2024
Year Ended December 31,
Remaining nine months of 2024	$2,345
2025	2,463
2026	2,194
2027	2,026
2028 and thereafter	2,397
Total undiscounted lease commitments	$11,425
Less: Short term leases and interest component	(2,122)
Total discounted operating lease liabilities	$9,303

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

During the three months ended March 31, 2024, the Company repurchased 324,753 shares for a value of $3,466. Out of the repurchased amount, $2,000 was settled by the Company subsequent to March 31, 2024 and is included in other current liabilities in the condensed unaudited consolidated balance sheet; the similar amount as of December 31, 2023 was $1,978. As of March 31, 2024, $21,507 worth of shares remained available for purchase under this discretionary plan.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$122,471	$—	$—	$122,471
Total assets measured at fair value	$122,471	$—	$—	$122,471
Liabilities
Acquisition-related liabilities	$—	$—	$18,625	$18,625
Total liabilities measured at fair value	$—	$—	$18,625	$18,625

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$113,271	$—	$—	$113,271
Total assets measured at fair value	$113,271	$—	$—	$113,271
Liabilities
Acquisition-related liabilities	$—	$—	$20,294	$20,294
Total liabilities measured at fair value	$—	$—	$20,294	$20,294

* Includes cash invested by the Company in certain money market accounts with a financial institution.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2024:

Acquisition related liabilities
Balance as of January 1, 2024	$20,294
Payments	(2,173)
Change in fair value	504
Balance as of March 31, 2024	$18,625

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

13. Related Party Transactions

a)
Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS, amounted to $63 and $52 for the three months ended March 31, 2024 and March 31, 2023, respectively, was recognized as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss. As of March 31, 2024 and December 31, 2023, the Company had outstanding payables of $53 and $43, respectively, to CMS and included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets.
b)
The Company's Chief Financial Officer’s spouse is an executive officer at DailyPay, Inc. (“DailyPay”). On August 31, 2023, the Company entered into an agreement with DailyPay to provide certain marketing related services. During the three months ended March 31, 2024, the Company did not generate any revenues from DailyPay. As of December 31, 2023, the Company had an outstanding receivable of $48 from DailyPay, which was subsequently received by the Company and therefore the Company did not have any outstanding receivable from DailyPay as of March 31, 2024.

14. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2024, the Company recorded an income tax provision of $396. The effective tax rate for the three months ended March 31, 2024 was negative 1.0% on a pre-tax loss of $39,170.

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

15.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, restricted stock units and performance stock units as of March 31, 2024 and 2023 of 49,422,790 and 58,689,430 respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(39,566)	$(56,955)
Denominator:
Class A common stock	153,250,419	134,420,357
Class B common stock	17,983,933	15,625,483
Denominator for Basic and Dilutive loss per share – weighted-average common stock	171,234,353	150,045,840
Basic loss per share	$(0.23)	$(0.38)
Dilutive loss per share	$(0.23)	$(0.38)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended March 31,
	2024	2023
Options	2,569,638	1,109,592
Restricted stock and restricted stock units	48,017,931	58,773,013
Performance stock units	4,755,675	3,186,642

16.
Subsequent Events

On April 03, 2024, the Compensation Committee of the Board of Directors approved the grant of 2,989,850 PSUs under the Company’s 2021 Plan. Upon achievement of certain conditions, the PSUs could result in the issuance of up to 5,979,700 shares of Class A common stock, through the performance period that ends on December 31, 2028. Further, the Compensation Committee also granted 4,187,965 restricted stock unit awards and 1,832,802 options to certain employees during April 2024. These awards will vest based on the vesting schedule of such awards under the 2021 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report") filed on February 28, 2024, and in Part II, Item IA “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part 1, Item 1A “Risk Factors” of our 2023 Annual Report, as well as in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

Key Performance Metrics

We review key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams.

Scaled customers increased 12%, to 460 as of March 31, 2024 compared to 411 as of March 31, 2023, primarily due to higher usage of platform among our customers and addition to our new scaled customer base. Of our scaled customers, 144 and 110 were super-scaled customers as of March 31, 2024 and March 31, 2023, respectively.

Scaled customer ARPU increased 11%, to $415,743 for the three months ended March 31, 2024 compared to $374,052 for the three months ended March 31, 2023, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers was $1.1 million (across 144 customers) and $1.2 million (across 110 customers) for the three months ended March 31, 2024 and 2023, respectively.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the three months ended March 31, 2024 and 2023, we derived 67% and 71% of our revenues from direct platforms, respectively, and 33% and 29% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Estimates.”

Cost of revenues (excluding depreciation and amortization)

Cost of revenue excludes depreciation and amortization and consists primarily of media and marketing costs and certain employee-related costs. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, and strategic partners that are directly related to a revenue-generating events. We pay these third-party publishers, media owners or managers and strategic partners on revenue-share, a cost-per-lead, cost-per-click, or cost-per-thousand-impressions basis. Expenses related to “internet traffic” associated with the viewing of available impressions or queries per second and costs of providing support to our customers are also included in the cost of revenues (excluding depreciation and amortization). Employee-related costs included in cost of revenues (excluding depreciation and amortization) include salaries, bonuses, commissions, stock-based compensation and employee benefit costs primarily related to individuals directly associated with providing services to our customers. Our cost of revenues (excluding depreciation and amortization) are dependent on the revenue mix and therefore can slightly increase or decrease in the future as a percentage of revenue over the long term.

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

Acquisition-related expenses

Acquisition-related expenses primarily consist of legal fees associated with certain business combinations. We expect that acquisition-related expenses will be correlated with future acquisitions (if any), which could be greater than or less than our historic levels.

Interest expense

Interest expense primarily consists of interest payable on our long-term borrowings, net of interest earned on our short term investments in money market accounts and other short term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

Other expenses

Other expenses primarily consists of changes in fair value of acquisition-related liabilities, gains and losses on sale of assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rate and the remeasurement impact of acquisition-related liabilities, which depends on the performance of our acquisitions and could be greater than or less than our historic levels.

Income tax provision

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

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2024	2025	2026	2027	2028	Total
$105,035	$68,835	$26,127	$7,853	$9	$207,859

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended March 31,
	2024	2023
Revenues	$194,947	$157,602
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	76,873	54,350
General and administrative expenses	48,806	52,601
Selling and marketing expenses	71,415	72,549
Research and development expenses	19,986	18,519
Depreciation and amortization	13,741	11,825
Acquisition - related expenses	—	203
Total operating expenses	$230,821	$210,047
Loss from operations	(35,874)	(52,445)
Interest expense	2,625	2,448
Other expenses	671	1,864
Total other expenses	$3,296	$4,312
Loss before income taxes	(39,170)	(56,757)
Income tax provision	396	198
Net loss	$(39,566)	$(56,955)

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues

	Three months ended March 31,		Change
	2024	2023	Amount	%
Revenues	$194,947	$157,602	$37,345	23.7%

Revenues increased by $37.3 million, or 23.7%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in revenues is attributable to incremental revenues of $8.8 million from existing customers and $28.5 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended March 31,		Change
	2024	2023	Amount	%
Cost of revenues (excluding depreciation and amortization)	$76,873	$54,350	$22,523	41.4%

Cost of revenues (excluding depreciation and amortization) increased by $22.5 million, or 41.4%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was primarily driven by $22.5 million in incremental media costs and other employee related costs of $0.4 million, which was partially offset by lower stock-based compensation of $0.6 million.

General and administrative expenses

	Three months ended March 31,		Change
	2024	2023	Amount	%
General and administrative expenses	$48,806	$52,601	$(3,795)	(7.2)%

General and administrative expenses decreased by $3.8 million, or 7.2%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease was primarily driven by lower stock-based compensation of $5.3 million and professional services fees of $2.8 million, which was partially offset by higher computer and telecom related expenses of $3.0 million, employee related costs of $0.6 million and an incremental provision for doubtful debt of $0.4 million.

Selling and marketing expenses

	Three months ended March 31,		Change
	2024	2023	Amount	%
Selling and marketing expenses	$71,415	$72,549	$(1,134)	(1.6)%

Selling and marketing expenses decreased by $1.1 million, or 1.6%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease was primarily driven by lower stock-based compensation of $6.5 million, which was partially offset by higher employee-related costs of $4.9 million and other sales and marketing-related expenses of $0.5 million.

Research and development expenses

	Three months ended March 31,		Change
	2024	2023	Amount	%
Research and development expenses	$19,986	$18,519	$1,467	7.9%

Research and development expenses increased by $1.5 million, or 7.9%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was primarily driven by an increase in employee related costs of $0.6 million, stock-based compensation of $0.5 million and consulting fee of $0.2 million.

Depreciation and amortization

	Three months ended March 31,		Change
	2024	2023	Amount	%
Depreciation and amortization	$13,741	$11,825	$1,916	16.2%

Depreciation and amortization increased by $1.9 million, or 16.2%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was driven by higher amortization expense of $1.9 million related to intangible assets.

Acquisition-related expenses

	Three months ended March 31,		Change
	2024	2023	Amount	%
Acquisition related expenses	$—	$203	$(203)	(100.0)%

We did not have any acquisition-related expenses during the three months ended March 31, 2024, however we had recorded acquisition-related expenses of $0.2 million for the three months ended March 31, 2023 related to legal and professional fees incurred for our business combinations.

Interest expense

	Three months ended March 31,		Change
	2024	2023	Amount	%
Interest expense	$2,625	$2,448	$177	7.2%

Interest expense increased by $0.2 million, or 7.2%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily as a result of increases in interest rates in recent periods.

Other expenses

	Three months ended March 31,		Change
	2024	2023	Amount	%
Other expenses	$671	$1,864	$(1,193)	(64.0)%

Other expenses decreased by $1.2 million, or 64%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease was primarily driven by lower changes in fair value of acquisition-related liabilities recorded during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Income tax provision

	Three months ended March 31,		Change
	2024	2023	Amount	%
Income tax provision	$396	$198	$198	100.0%

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $0.4 million and $0.2 million, respectively, yielding an effective tax rate of negative 1.0% and 0.3%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net loss adjusted for interest expense, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring IPO related expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of our IPO, and other (income)/expenses. Acquisition-related expenses primarily consist of legal fees associated with certain business combinations and restructuring expenses are severance and other employee-related costs which we do not expect to incur in the future, which may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other (income) / expenses consists of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring IPO related expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to-period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net loss.

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended March 31,
	2024	2023
Net loss	$(39,566)	$(56,955)
Net loss margin	(20.3)%	(36.1)%
Add back:
Depreciation and amortization	13,741	11,825
Acquisition related expenses	—	203
Stock-based compensation	52,638	64,462
Other expenses	671	1,864
Interest expense	2,625	2,448
Income tax provision	396	198
Adjusted EBITDA	$30,505	$24,045
Adjusted EBITDA margin	15.6%	15.3%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of March 31, 2024, we had cash and cash equivalents of $141.6 million and net working capital, consisting of current assets less current liabilities of $146.5 million. As of March 31, 2024, we had an accumulated deficit of $998.1 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our working capital requirements for at least the next 12 months and thereafter for the foreseeable future. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" in our 2023 Annual Report. In the future, we may attempt to raise additional capital through sales of equity securities or through equity-linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2024	2023
Net cash provided by / (used for):
Cash provided by operating activities	$24,666	$20,104
Cash used for investing activities	(9,454)	(25,916)
Cash used for financing activities	(5,183)	(7,472)
Effect of exchange rate changes on cash and cash equivalents	(112)	(32)
Net increase / (decrease) in cash and cash equivalents	$9,917	$(13,316)

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash provided by operating activities of $24.7 million resulted primarily from adjusted non-cash items of $66.8 million, more than offsetting our net loss of $39.6 million. Non-cash items include stock-based compensation of $52.6 million, depreciation and amortization of $13.7 million and a change in fair value of acquisition related liabilities of $0.5 million. Changes in working capital were primarily driven by decreases in accounts payable of $10.7 million, accrued expenses and other current liabilities of $1.5 million and an increase in prepaid expenses of $1.3 million, partially offset by decrease in accounts receivable of $9.6 million and an increase in deferred revenue of $1.0 million.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2024, we used $9.5 million of cash in investing activities, primarily consisting of capital expenditures of $5.8 million (including a $4.7 million investment in data and partnership agreements) and website and software development costs of $3.6 million.

For the three months ended March 31, 2023, we used $25.9 million of cash in investing activities, primarily consisting of capital expenditures of $5.2 million (including a $4.3 million investment in data and partnership agreements), business and asset acquisitions of $15.9 million and website and software development costs of $4.9 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, we used $5.2 million of cash in financing activities, primarily due to the repurchase of $3.4 million of common stock repurchased under our share repurchase and withholding program and payment of acquisition related liabilities of $2.2 million.

For the three months ended March 31, 2023, we used $7.5 million of cash in financing activities, primarily due to the repurchase of $6.5 million of common stock under our share repurchase and withholding program and payment of acquisition-related liabilities of $1.0 million.

Debt

As of March 31, 2024, we have $184.2 million (net of $0.8 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

On February 3, 2021, we entered into a $222.5 million Senior Secured Credit Facility, which was used to fully repay and terminate our previous credit agreement. On March 23, 2023, we entered into a $25.0 million incremental revolving facility commitment (the “2023 Incremental Revolving Commitment”) pursuant to an amendment to the Senior Secured Credit Facility, thereby increasing our total credit facility to $247.5 million. Borrowings under the debt are $185.0 million and bear interest payable quarterly ranging from SOFR plus 2.125% to SOFR plus 2.625% based on our consolidated net leverage ratio stated in the credit agreement. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026.

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

During the three months ended March 31, 2024, we borrowed $11.3 million against the revolver facility and repaid the same amount against the term loan under the credit facility.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2023 Annual Report.

Share Repurchase and RSA Withholding Program

In August 2022, the Company's Board of Directors authorized a share repurchase and withholding program (the “2022 SRP”) authorizing the repurchase up to $50 million of our outstanding Class A common stock through December 31, 2024 and authorizing withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2022 SRP during the three month ended March 31, 2024.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2023 Annual Report.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. As of March 31, 2024, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $185.0 million debt, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of March 31, 2024, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expense by $1.9 million. There were no material changes in market risk exposures as of March 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. There have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2023 Annual Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended March 31, 2024 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2024 – January 31, 2024	—	$—	—	$25.0
February 1, 2024 – February 29, 2024	—	$—	—	$25.0
March 1, 2024 – March 31, 2024	324,753	$10.67	324,753	$21.5
Total	324,753		324,753

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

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

Zeta Global Holdings Corp.

Date: May 7, 2024	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)