Form 10-Q
period 2024-06-30
Zeta Global Holdings Corp.
filed 2024-08-01
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

Large-accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 26, 2024, 192,794,177 shares of the registrant’s Class A common stock and 27,151,106 shares of the registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$154,704	$131,732
Accounts receivable, net of allowance of $3,934 and $3,564 as of June 30, 2024 and December 31, 2023, respectively	182,801	170,131
Prepaid expenses	8,603	6,269
Other current assets	1,461	1,622
Total current assets	$347,569	$309,754
Non-current assets:
Property and equipment, net	$7,529	$7,452
Website and software development costs, net	29,936	32,124
Right-to-use assets - operating leases, net	6,770	6,603
Intangible assets, net	44,838	48,781
Goodwill	140,903	140,905
Deferred tax assets, net	794	728
Other non-current assets	5,525	4,367
Total non-current assets	$236,295	$240,960
Total assets	$583,864	$550,714
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,533	$63,572
Accrued expenses	108,168	85,455
Acquisition-related liabilities	11,414	17,234
Deferred revenue	3,683	3,301
Other current liabilities	6,153	6,823
Total current liabilities	$175,951	$176,385
Non-current liabilities:
Long-term borrowings	$184,351	$184,147
Acquisition-related liabilities	—	3,060
Other non-current liabilities	6,516	6,602
Total non-current liabilities	$190,867	$193,809
Total liabilities	$366,818	$370,194
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 191,931,933 and 188,631,432 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$192	$189
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 27,151,106 and 29,055,489 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	27	29
Additional paid-in capital	1,245,005	1,140,849
Accumulated deficit	(1,026,169)	(958,537)
Accumulated other comprehensive loss	(2,009)	(2,010)
Total stockholders’ equity	$217,046	$180,520
Total liabilities and stockholders' equity	$583,864	$550,714

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$227,839	$171,817	$422,786	$329,419
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	91,082	62,037	167,955	116,387
General and administrative expenses	51,159	50,715	99,965	103,316
Selling and marketing expenses	75,604	72,496	147,019	145,045
Research and development expenses	23,614	17,343	43,600	35,862
Depreciation and amortization	12,964	12,596	26,705	24,421
Acquisition-related expenses	—	—	—	203
Restructuring expenses	—	2,845	—	2,845
Total operating expenses	$254,423	$218,032	$485,244	$428,079
Loss from operations	(26,584)	(46,215)	(62,458)	(98,660)
Interest expense	2,560	2,797	5,185	5,245
Other (income) / expenses	(1,564)	2,838	(893)	4,702
Total other expenses	$996	$5,635	$4,292	$9,947
Loss before income taxes	(27,580)	(51,850)	(66,750)	(108,607)
Income tax provision	$486	$309	$882	$507
Net loss	$(28,066)	$(52,159)	$(67,632)	$(109,114)
Other comprehensive income:
Foreign currency translation adjustment	(51)	(58)	(1)	(205)
Total comprehensive loss	$(28,015)	$(52,101)	$(67,631)	$(108,909)
Net loss per share
Net loss available to common stockholders	$(28,066)	$(52,159)	$(67,632)	$(109,114)
Basic loss per share	$(0.16)	$(0.34)	$(0.39)	$(0.72)
Diluted loss per share	$(0.16)	$(0.34)	$(0.39)	$(0.72)
Weighted average number of shares used to compute net loss per share
Basic	177,870,238	154,597,506	174,475,591	152,334,247
Diluted	177,870,238	154,597,506	174,475,591	152,334,247

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenues (excluding depreciation and amortization)	$499	$694	$770	$1,552
General and administrative expenses	16,728	20,816	35,627	44,998
Selling and marketing expenses	26,947	30,631	53,497	63,667
Research and development expenses	7,985	5,471	14,903	11,857
Total	$52,159	$57,612	$104,797	$122,074

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024[1]	188,631,432	$189	29,055,489	$29	$1,140,849	$(958,537)	$(2,010)	$180,520
Restricted stock grants	1,420,286	1	—	—	(1)	—	—	—
Shares repurchased	(324,753)	—	—	—	(3,466)	—	—	(3,466)
Restricted stock forfeitures	(331,160)	—	—	—	—	—	—	—
Options exercised	97,158	—	—	—	434	—	—	434
Stock-based compensation	—	—	—	—	53,729	—	—	53,729
Restricted stock units vesting	130,149	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(39,566)	—	(39,566)
Balance as of March 31, 2024[2]	189,623,112	$190	29,055,489	$29	$1,191,545	$(998,103)	$(2,060)	$191,601
Shares issued in connection with certain agreements	43,152	—	—	—	667	—	—	667
Restricted stock grants	67,862	-	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	212,650	—	—	—	1,525	—	—	1,525
Shares repurchased	(172,346)	—	—	—	(2,919)	—	—	(2,919)
Restricted stock forfeitures	(221,824)	—	—	—	—	—	—	—
Performance stock units vested	150,315	—	—	—	—	—	—	—
Options exercised	170,697	—	—	—	1,407	—	—	1,407
Stock-based compensation	—	—	—	—	52,780	—	—	52,780
Class B common stock transferred to Class A common stock	1,904,383	2	(1,904,383)	(2)	—	—	—	—
Restricted stock units vested	153,932	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	51	51
Net loss	—	—	—	—	—	(28,066)	—	(28,066)
Balance as of June 30, 2024[3]	191,931,933	$192	27,151,106	$27	$1,245,005	$(1,026,169)	$(2,009)	$217,046

1. Includes 150,989,571 outstanding Class A common stock, 17,886,352 outstanding Class B common stock, 37,641,861 unvested Class A restricted stock and 11,169,137 unvested Class B restricted stock.

2. Includes 156,444,731 outstanding Class A common stock, 18,301,427 outstanding Class B common stock, 33,178,381 unvested Class A restricted stock and 10,754,062 unvested Class B restricted stock.

3. Includes 164,510,430 outstanding Class A common stock, 17,607,759 outstanding Class B common stock, 27,421,503 unvested Class A restricted stock and 9,543,347 unvested Class B restricted stock

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2023[1]	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Restricted stock grants	814,177	1	—	—	(1)	—	—	—
Shares repurchased	(329,474)	—	(325,923)	—	(6,551)	—	—	(6,551)
Restricted stock forfeitures	(208,969)	—	—	—	—	—	—	—
Class B common stock transferred to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Options exercised	8,500	—	—	—	41	—	—	41
Stock-based compensation	—	—	—	—	65,214	—	—	65,214
Restricted stock units vesting	123,241	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	147	147
Net loss	—	—	—	—	—	(56,955)	—	(56,955)
Balance as of March 31, 2023[2]	175,724,392	$176	31,723,379	$32	$959,627	$(828,011)	$(1,898)	$129,926
Shares issued in connection with certain agreements	96,610	—	—	—	843	—	—	843
Restricted stock grants	6,306,051	6	—	—	(6)	—	—	—
Shares issued in connection with employee stock purchase plan	210,096	—	—	—	1,567	—	—	1,567
Shares repurchased	(135,461)	—	—	—	(1,419)	—	—	(1,419)
Restricted stock forfeitures	(461,101)	—	—	—	—	—	—	—
Performance stock units vested	142,500	—	—	—	—	—	—	—
Options exercised	16,500	—	—	—	41	—	—	41
Stock-based compensation	—	—	—	—	58,491	—	—	58,491
Restricted stock units vested	130,990	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	(52,159)	—	(52,159)
Balance as of June 30, 2023[3]	182,030,577	$182	31,723,379	$32	$1,019,144	$(880,170)	$(1,840)	$137,348

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

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,632)	$(109,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,705	24,421
Stock-based compensation	104,797	122,074
Deferred income taxes	(67)	(32)
Change in fair value of acquisition-related liabilities	(1,261)	4,265
Others, net	450	966
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(13,070)	(15,184)
Prepaid expenses	(2,352)	1,890
Other current assets	161	(196)
Other non-current assets	(1,153)	(550)
Deferred revenue	369	954
Accounts payable	(15,406)	20,088
Accrued expenses and other current liabilities	24,321	(8,945)
Other non-current liabilities	(86)	96
Net cash provided by operating activities	55,776	40,733
Cash flows from investing activities:
Capital expenditures	(12,565)	(8,950)
Website and software development costs	(8,212)	(8,906)
Acquisitions and other investments, net of cash acquired	-	(18,246)
Net cash used for investing activities	(20,777)	(36,102)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(6,952)	(2,488)
Proceeds from credit facilities, net of issuance cost	11,250	11,250
Issuance under employee stock purchase plan	1,525	1,567
Exercise of options	1,841	83
Repurchase of shares	(8,363)	(7,938)
Repayments against the credit facilities	(11,250)	(11,250)
Net cash used for financing activities	(11,949)	(8,776)
Effect of exchange rate changes on cash and cash equivalents	(78)	101
Net increase / (decrease) in cash and cash equivalents	22,972	(4,044)
Cash and cash equivalents, beginning of period	131,732	121,110
Cash and cash equivalents, end of period	$154,704	$117,066
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$5,016	$4,983
Cash paid for income taxes, net	$638	$752
Liability established in connection with acquisitions	$-	$5,404
Capitalized stock-based compensation as website and software development costs	$1,712	$1,631
Shares issued in connection with acquisitions and other agreements	$667	$843
Right-to-use assets established	$1,081	$-
Operating lease liabilities established	$1,081	$-
Non-cash consideration for website and software development costs	$402	$513

See accompanying notes to condensed unaudited consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(In thousands, except shares and per share amounts)

1. Organization and Background

(a) Nature of Business

Zeta Global Holdings Corp., a Delaware Corporation ("Zeta" or “Zeta Global Holdings”), and Zeta Global Corp., a Delaware Corporation and the operating company (“Zeta Global” individually, or collectively with Zeta Global Holdings Corp. and its consolidated entities, as context dictates, the “Company”), is a marketing technology company that uses proprietary data, artificial intelligence and software to create a technology platform that enables marketers to acquire, retain and grow customer relationships. The Company’s technology platform powers data-driven marketing programs for enterprises across a wide range of industries and utilizes all digital distribution channels including email, search, social, mobile, display and connected TV. Zeta Global was incorporated and began operations in October 2007.

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2024, the results of operations, comprehensive loss and stockholders’ equity for the three and six-months ended June 30, 2024 and 2023, respectively, and cash flows for the six-months ended June 30, 2024 and 2023, respectively. The results of operations for the three and six-months ended June 30, 2024 and 2023, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2023, which was included in Form 10-K filed with the SEC on February 28, 2024.

The accompanying condensed unaudited consolidated financial statements include the accounts of Zeta and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. [See “Note 16. Subsequent Events” for additional information.]

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $7,985 and $5,346 as of June 30, 2024 and December 31, 2023, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the six months ended June 30, 2024 and 2023, the Company billed and collected $7,878 and $4,249 in advance, respectively, and recognized $7,496 and $3,096, respectively, as revenues. As of June 30, 2024 and December 31, 2023, the deferred revenues were $3,683 and $3,301, respectively.

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

As of June 30, 2024, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $79,600 and $92,700, respectively.

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

The following table summarizes disaggregation for the three and six months ended June 30, 2024 and 2023, respectively.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Direct platform revenues	67%	75%	67%	73%
Integrated platform revenues	33%	25%	33%	27%

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(c) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, Performance Stock Units (“PSUs”), and stock options granted to the employees, consultants or advisors and non-employee directors, as well as shares purchased under the Company's 2021 Employee Stock Purchase Plan ("2021 ESPP"), is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to "Note 9. Stock-Based Compensation").

The Company accounts for all stock-based payment awards using a fair value-based method. The fair value of each stock option granted to employees and each shares purchased under its 2021 ESPP is estimated on the date of the grant using the Black-Scholes-Merton pricing model, and the related stock-based compensation is recognized over the vesting term of the option. The fair value of the restricted shares granted prior to the Initial Public Offering (the “IPO”) was determined using the Monte-Carlo simulation method and for the restricted shares granted post-IPO is based on the Company’s closing stock price as of the day prior to the date of the grants.

The Company accounts for its PSU awards based on the fair value determined using the Monte Carlo simulation method, by a third-party valuation firm engaged by the Company. The Company accounts for the forfeitures, as they occur. The Company uses the graded vesting attribution method to recognize the stock-based compensation related to restricted stock awards and stock options and straight-line over the term method for all the other awards.

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

Revenues by geographical region consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
US	$222,156	$163,914	$410,334	$314,320
International	5,683	7,903	12,452	15,099
Total revenues	$227,839	$171,817	$422,786	$329,419

Total long-lived assets (including right-to-use assets) by geographical region consisted of the following:

	As of
	June 30, 2024	December 31, 2023
US	$42,278	$44,039
International	1,957	2,140
Total long-lived assets	$44,235	$46,179

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the six months ended June 30, 2024 and 2023.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of June 30, 2024 and December 31, 2023, there were two customers and one customer, respectively, that represented more than 10% of the accounts receivables, net balance on the condensed unaudited consolidated balance sheets. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly make provisions as warranted.

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

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of June 30, 2024			As of December 31, 2023
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$52,354	$28,186	$24,168	$43,484	$20,350	$23,134
Tradenames	2,720	2,720	—	2,720	2,706	14
Completed technologies	34,932	28,242	6,690	34,932	26,164	8,768
Customer relationships	74,453	60,473	13,980	74,453	57,588	16,865
Total intangible assets	$164,459	$119,621	$44,838	$155,589	$106,808	$48,781

Amortization expense of intangibles for the three and six months ended June 30, 2024 was $6,094 and $12,813 respectively and for the three and six months ended June 30, 2023 was $5,625 and $10,449, respectively.

Weighted average useful life of the unamortized intangibles as of June 30, 2024 was 2.50 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of June 30, 2024
Year ended December 31,
Remaining six months of 2024	$11,513
2025	18,695
2026	10,237
2027	2,911
2028	1,482
2029 and thereafter	-
Total	$44,838

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2024	$140,905
Foreign currency translation	(2)
Balance as of June 30, 2024	$140,903

There were no events during the six months ended June 30, 2024 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

6.
Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	Kinetic	Vital	Apptness	ArcaMax	What Counts	Total
Balance as of January 1, 2024	$4,225	$245	$1,000	$5,859	$6,336	$2,629	$20,294
Additions	—	—	—	—	—	—	—
Payments made during the period	(4,225)	(60)	—	—	(3,334)	—	(7,619)
Change in fair value of earn-out	—	(105)	—	(1,316)	160	—	(1,261)
Balance as of June 30, 2024	$-	$80	$1,000	$4,543	$3,162	$2,629	$11,414

As of June 30, 2024, the Company revised the projections for businesses acquired in its Apptness, Kinetic and ArcaMax acquisitions compared with the estimates used for the initial purchase price allocation. As such, the Company recorded changes in the fair value of the earn-outs, which are included in "other (income) / expenses" on the condensed unaudited consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company settled the litigation in relation to certain acquisition related liabilities for its eBay CRM. The Company paid the settlement amount during the six months ended June 30, 2024, and has no outstanding obligation as of June 30, 2024.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of June 30, 2024	As of December 31, 2023
Credit facility	$185,000	$185,000
Less: unamortized deferred financing cost	(649)	(853)
Long-term borrowings	$184,351	$184,147

On February 3, 2021, the Company entered into a $222,500 Senior Secured Credit Facility (“Senior Secured Credit Facility”) with a syndicate of financial institutions and institutional lenders, which consists of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 in incremental revolving facility commitment. On March 22, 2023, the Company entered into a $25,000 incremental revolving facility commitment pursuant to an amendment to the Senior Secured Credit Facility (the “2023 Incremental Revolving Commitment”), thereby increasing the total credit facility of the Company to $247,500. Out of the total credit facility, $34,375 remains undrawn as of June 30, 2024. In addition, the Company has an outstanding letter of credit amounting to $1,244 against the available revolving credit facility. The credit facility was fully secured by the financial institution with a first lien on the Company’s assets.

Interest on the current outstanding balances is payable quarterly and calculated using a SOFR rate of no lower than SOFR+2.125% and no higher than SOFR+2.625% based on the Company’s consolidated net leverage ratio stated in the credit agreement. The effective interest rate on this debt for the six months ended June 30, 2024 was 7.6%. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on February 3, 2026. During the six months ended June 30, 2024, the Company borrowed $11,250 against the revolver facility and repaid the same amount against the term loan under the credit facility. The initial debt issuance costs of $1,902 incurred in the form of the legal fee, underwriter’s fee, etc., are recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets, and are being amortized over the term of the contract on a straight-line basis.

The Senior Secured Credit Facility contains certain financial maintenance covenants including consolidated net leverage ratio and consolidated fixed charge coverage ratio. In addition, this agreement contains restrictive covenants that may limit the Company’s ability to, among other things, acquire equity interests of the Company from its stockholders, repurchase / retire any of the Company’s securities, and pay dividends or distribute excess cash flow. Additionally, the Company is required to submit periodic financial covenant letters that would include current net leverage ratio and fixed charge coverage ratio, among others. As of June 30, 2024, the applicable total leverage ratio and fixed charge coverage ratio were 2.50 and 1.25, respectively, and the Company was in compliance with these covenants.

As of June 30, 2024, the repayment schedule for the long-term borrowings was as follows:

As of June 30, 2024
Year ended December 31,
Remaining six months of 2024	$—
2025	16,875
2026	168,125
Total*	$185,000

*Includes $8,438 repayable against the term loan facility within the twelve-month period ending June 30, 2025. The Company intends to draw against the available revolving facility to pay off term loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheet as of June 30, 2024.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of June 30, 2024, the Company was party to outstanding purchase contracts as follows:

As of June 30, 2024
Year Ended December 31,
Remaining six months of 2024	$16,697
2025	14,792
2026	5,587
2027	620
2028	-
Total	$37,696

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

In connection with the IPO, the Company adopted the Zeta Global Holdings Corp. 2021 Incentive Award Plan (the “2021 Plan”), which was effective as of the day prior to the first public trading date of the Company's Class A common stock and under which restricted stock, restricted stock units and options have been granted to service providers. With certain exceptions, the equity awards granted under the 2021 Plan generally vest over four years, with 25% of the shares vesting upon the first anniversary of the grant date and the remainder of the shares vesting in equal quarterly installments thereafter.

During the three months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $52,159 and $57,612, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $104,797 and $122,074, respectively.

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

During the six months ended June 30, 2023, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO to accelerate the vesting of those grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the six months ended June 30, 2023. There were no such modifications during the six months ended June 30, 2024.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2024	49,698,329	$10.54
Granted (1)	6,115,022	10.76
Vested	(13,065,393)	10.10
Forfeited (2)	(599,648)	9.45
Non-vested as of June 30, 2024 (3)	42,148,310	$10.72

(1)
During the six months ended June 30, 2024, the Company granted 1,488,148 shares of restricted stock and 4,626,874 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the six months ended June 30, 2024, 552,984 shares of restricted stock and 46,664 restricted stock units were forfeited.
(3)
Includes 27,421,503 unvested shares of Class A restricted stock, 9,543,347 unvested shares of Class B restricted stock and 5,183,460 unvested restricted stock units as of June 30, 2024.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2024	2,619,937	$8.49	4.97	0.57
Granted	1,832,802	10.81	—	—
Exercised	(267,855)	6.87	—	—
Forfeited	(90,380)	9.50	—	—
Outstanding options as of June 30, 2024	4,094,504	$9.61	8.76	8.19

As of June 30, 2024, the Company had 879,012 outstanding exercisable options with a weighted-average exercise price of $8.34. Options granted by the Company expire no later than ten years from the grant date.

The Company granted 1,832,802 options during the six months ended June 30, 2024. The Company determined the estimated fair value of the options using the Black-Scholes-Merton method as $5.93. The following assumptions were used by the Company for the options valuation:

As of
June 30, 2024
Dividend yield	0.0%
Volatility	50.1%
Expected term (years)	6.45
Risk-free rate of interest	4.3%

Performance Stock Unit (“PSU”) Award

On April 3, 2024, the Compensation Committee of the Board of Directors approved the grant of 2,989,850 target PSUs under the Company’s 2021 Plan (the “2024 PSUs”). Upon achievement of certain conditions described below, the 2024 PSUs could result in the issuance of up to 5,979,700 shares of Class A common stock. The 2024 PSUs may be earned after the end of each fiscal quarter beginning with the three-month period ending on December 31, 2024 and ending with, and including, the three month period ending on December 31, 2028. The Company expects to make the first determination in January 2025 as to the number of 2024 PSUs earned, if any, with respect to the three-month period ending on December 31, 2024.

The 2024 PSUs shall be earned as a percentage of the 2024 PSUs granted, based on the 20-day volume-weighted average closing price per share (“VWAP”) for such quarter. In no event shall (i) any 2024 PSUs be earned if the VWAP for the applicable quarter is below $10.30 and (ii) more than 200% of the target 2024 PSUs be earned if the VWAP is at or above $22.66. The number of 2024 PSUs earned for such quarter shall be reduced by the number of 2024 PSUs, if any, earned in any prior quarter.

Each 2024 PSU represents the right to receive shares of Class A common stock as set forth in the 2024 PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time the 2024 PSUs are earned and have vested. Each 2024 PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A common stock if the 2024 PSUs are earned and vested.

Earned 2024 PSUs vest as to 33.33% on the date the Company determines the number of 2024 PSUs that are earned for such quarter, and the remaining earned 2024 PSUs vest in equal quarterly installments ending on the second anniversary of such determination date, subject to accelerated vesting in connection with certain qualifying terminations of employment or a change in control.

Following is the summary of PSUs under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	4,755,675	$15.34
Granted	2,989,850	17.83
Vested	(150,315)	5.17
Forfeited	—	—
Outstanding as of June 30, 2024(1)	7,595,210	$16.52

(1) Includes 162,885 PSUs with a fair value of $5.17 that are earned based on the 20 day VWAP of the Company's Class A common stock as discussed above.

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $17.83 per PSU issued during the six months ended June 30, 2024 using the following assumptions:

As of
June 30, 2024
Dividend yield	0.0%
Volatility	50.0%
Expected term (years)	6.74
Risk-free rate of interest	4.3%

2021 Employee Stock Purchase Plan (“ESPP”)

The Company maintains the 2021 Employee Stock Purchase Plan (the "2021 ESPP"). The 2021 ESPP permits participants to purchase the Company’s Class A common stock through contributions up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is capped at 10,000. In addition, no employee will be permitted to accrue the right to purchase shares under the Section 423 component at a rate in excess of $25 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of the Company's Class A common stock as of the first day of the offering period).

The 2021 ESPP has consecutive offering periods of approximately six months in length commencing each year on December 1 and June 1 and ending on each May 31 and November 30, as applicable. The Company determined the estimated fair value of the shares purchased under the 2021 ESPP using the Black-Scholes-Merton method.

During the six months ended June 30, 2024, the Company issued 212,650 shares of Class A common stock related to the ESPP offering that ended on May 31, 2024.

The fair value of shares for the offering that commenced on June 1, 2024 was estimated at $4.86 per share, using the following assumptions, and expected to result in an issuance of approximately 143,352 shares of Class A common stock under this offering that will end on November 30, 2024.

As of
June 30, 2024
Dividend yield	0.0%
Risk-free rate of interest	5.4%
Volatility	49.7%

Unrecognized compensation expense

The Company has $269,153 of unrecognized compensation expense related to its 42,148,310 unvested restricted stock and restricted stock units, 7,888,025 performance stock units, 3,215,492 unvested options and approximately 143,352 shares of Class A common stock to be issued under the 2021 ESPP offering that will end on November 30, 2024. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.25 years.

10. Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balances for right-to-use assets and lease liabilities are as follows:

Operating Leases	As of June 30, 2024	As of December 31, 2023
Right-to-use assets, net	$6,770	$6,603
Current liabilities	$2,281	$1,789
Non-Current liabilities	$6,516	$6,602

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of June 30, 2024 are as follows:

As of June 30, 2024
Year Ended December 31,
Remaining six months of 2024	$1,521
2025	2,489
2026	2,219
2027	2,032
2028 and thereafter	2,397
Total undiscounted lease commitments	$10,658
Less: Interest component	(1,861)
Total discounted operating lease liabilities	$8,797

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

During the three and six months ended June 30, 2024, the Company repurchased 172,346 and 497,099 shares for a value of $2,919 and $6,385, respectively, including shares repurchased in conjunction with tax withholdings for certain executives. The Company had an unsettled amount of $1,978 related to repurchases during the year ended December 31, 2023, which was paid by the Company during the six months ended June 30, 2024. As of June 30, 2024, $18,588 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the six months ended June 30, 2024, 1,904,383 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of the Company's amended and restated certificate of incorporation.

Issuance of Class A common stock

During the six months ended June 30, 2024, the Company issued 43,152 shares of Class A common stock valued at $667 for the earnout payment related to its ArcaMax acquisition.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$141,322	$—	$—	$141,322
Total assets measured at fair value	$141,322	$—	$—	$141,322
Liabilities
Acquisition-related liabilities	$—	$—	$11,414	$11,414
Total liabilities measured at fair value	$—	$—	$11,414	$11,414

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$113,271	$—	$—	$113,271
Total assets measured at fair value	$113,271	$—	$—	$113,271
Liabilities
Acquisition-related liabilities	$—	$—	$20,294	$20,294
Total liabilities measured at fair value	$—	$—	$20,294	$20,294

* Includes cash invested by the Company in money market accounts with certain financial institutions.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2024:

Acquisition related liabilities
Balance as of January 1, 2024	$20,294
Payments	(7,619)
Change in fair value	(1,261)
Balance as of June 30, 2024	$11,414

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

13. Related Party Transactions

a)
Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS amounted to $50 and $113 for the three and six months ended June 30, 2024, respectively, and $78 and $130 for the three and six months ended June 30, 2023, respectively, which was recognized as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, the Company had

outstanding payables of $39 and $43, respectively, to CMS, which is included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets. On June 30, 2024, the Company terminated its contract with CMS and fully paid the outstanding payables subsequent to June 30, 2024.
b)
The Company's Chief Financial Officer’s spouse is an executive officer at DailyPay, Inc. (“DailyPay”). On August 31, 2023, the Company entered into an agreement with DailyPay to provide certain marketing related services. During the three and six months ended June 30, 2024, the Company did not generate any revenues from DailyPay. As of December 31, 2023, the Company had an outstanding receivable of $48 from DailyPay, which was subsequently received by the Company. The Company did not have any outstanding receivable from DailyPay as of June 30, 2024.

14. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $486 and $882, respectively. The effective tax rate for the three months ended June 30, 2024 was negative 1.8% on a pre-tax loss of $27,580 and for the six months ended June 20, 2024 was negative 1.3% on a pre-tax loss of $66,750.

For the three and six months ended June 30, 2023, the Company recorded an income tax provision of $309 and $507, respectively. The effective tax rate for the three months ended June 30, 2023 was negative 0.6% on a pre-tax loss of $51,850 and for the six months ended June 30, 2023 was negative 0.5% on a pre-tax loss of $108,607.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

15.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, restricted stock units and performance stock units as of June 30, 2024 and 2023 of 50,036,335 and 62,423,787, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(28,066)	$(52,159)	$(67,632)	$(109,114)
Denominator:
Class A common stock	160,039,714	138,491,529	156,645,066	136,467,190
Class B common stock	17,830,524	16,105,977	17,830,524	15,867,057
Denominator for Basic and Dilutive loss per share – weighted-average common stock	177,870,238	154,597,506	174,475,591	152,334,247
Basic loss per share	$(0.16)	$(0.34)	$(0.39)	$(0.72)
Dilutive loss per share	$(0.16)	$(0.34)	$(0.39)	$(0.72)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Options	4,203,861	1,728,436	3,386,749	1,420,724
Restricted stock and restricted stock units	46,026,163	58,261,747	47,022,047	58,515,968
Performance stock units	7,529,122	4,473,066	6,142,399	3,979,028

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

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part 1, Item 1A “Risk Factors” of our 2023 Annual Report as well as in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

Key Performance Metrics

We review key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams.

Scaled customers increased 10% to 468 as of June 30, 2024 compared to 425 as of June 30, 2023, primarily due to higher usage of platform among our customers and addition to our new scaled customer base. Of our scaled customers, 144 and 118 were super-scaled customers as of June 30, 2024 and June 30, 2023, respectively.

Scaled customer ARPU increased 22% to $479,015 for the three months ended June 30, 2024 compared to $391,740 for the three months ended June 30, 2023, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers increased 18% to $1.3 million (across 144 customers) for the three months ended June 30, 2024 compared to $1.1 million (across 118 customers) for the three months ended June 30, 2023.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the six months ended June 30, 2024 and 2023, we derived 67% and 73% of our revenues from direct platforms, respectively, and 33% and 27% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Estimates.”

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

Restructuring expenses

Restructuring expenses primarily consist of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels. During the six months ended June 30, 2023, we recognized $2.8 million of restructuring expenses. We did not have any such restructuring expenses during the six months ended June 30, 2024.

Interest expense

Interest expense primarily consists of interest payable on our long-term borrowings, net of interest earned on our short term investments in money market accounts and other short term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

Other (income) / expenses

Other expenses primarily consist of changes in fair value of acquisition-related liabilities, gains and losses on sale of assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rate and the remeasurement impact of acquisition-related liabilities, which depends on the performance of our acquisitions and could be greater than or less than our historic levels.

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

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2024	2025	2026	2027	2028	Total
$86,648	$102,120	$46,251	$22,613	$11,522	$269,153

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Officer (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$227,839	$171,817	$422,786	$329,419
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	91,082	62,037	167,955	116,387
General and administrative expenses	51,159	50,715	99,965	103,316
Selling and marketing expenses	75,604	72,496	147,019	145,045
Research and development expenses	23,614	17,343	43,600	35,862
Depreciation and amortization	12,964	12,596	26,705	24,421
Acquisition - related expenses	—	—	—	203
Restructuring expenses	—	2,845	—	2,845
Total operating expenses	$254,423	$218,032	$485,244	$428,079
Loss from operations	(26,584)	(46,215)	(62,458)	(98,660)
Interest expense	2,560	2,797	5,185	5,245
Other (income) / expenses	(1,564)	2,838	(893)	4,702
Total other expenses	$996	$5,635	$4,292	$9,947
Loss before income taxes	(27,580)	(51,850)	(66,750)	(108,607)
Income tax provision	486	309	882	507
Net loss	$(28,066)	$(52,159)	$(67,632)	$(109,114)

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenues

	Three months ended June 30,		Change
	2024	2023	Amount	%
Revenues	$227,839	$171,817	$56,022	32.6%

Revenues increased by $56.0 million, or 32.6%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in revenues is attributable to incremental revenues of $18.4 million from existing customers and $37.6 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended June 30,		Change
	2024	2023	Amount	%
Cost of revenues (excluding depreciation and amortization)	$91,082	$62,037	$29,045	46.8%

Cost of revenues (excluding depreciation and amortization) increased by $29.0 million, or 46.8% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was primarily driven by $29.0 million in incremental media costs.

General and administrative expenses

	Three months ended June 30,		Change
	2024	2023	Amount	%
General and administrative expenses	$51,159	$50,715	$444	0.9%

General and administrative expenses increased by $0.4 million, or 0.9%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was primarily driven by higher computer and telecom related expenses of $3.8 million and employee related costs of $0.9 million, which was partially offset by lower stock-based compensation of $4.1 million.

Selling and marketing expenses

	Three months ended June 30,		Change
	2024	2023	Amount	%
Selling and marketing expenses	$75,604	$72,496	$3,108	4.3%

Selling and marketing expenses increased by $3.1 million, or 4.3%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was primarily driven by higher employee-related costs of $4.7 million, other sales and marketing-related expenses of $2.1 million, which was partially offset by lower stock-based compensation of $3.7 million.

Research and development expenses

	Three months ended June 30,		Change
	2024	2023	Amount	%
Research and development expenses	$23,614	$17,343	$6,271	36.2%

Research and development expenses increased by $6.3 million, or 36.2%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was primarily driven by an increase in employee related costs of $3.2 million, higher stock-based compensation of $2.5 million and consulting fees of $0.5 million.

Depreciation and amortization

	Three months ended June 30,		Change
	2024	2023	Amount	%
Depreciation and amortization	$12,964	$12,596	$368	2.9%

Depreciation and amortization increased by $0.4 million, or 2.9%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was primarily driven by higher amortization expense related to intangible assets.

Restructuring expenses

	Three months ended June 30,		Change
	2024	2023	Amount	%
Restructuring expenses	$—	$2,845	$(2,845)	(100.0)%

We did not have any restructuring expenses during the three months ended June 30, 2024. However we recorded restructuring expenses of $2.8 million during the three months ended June 30, 2023 related to employee termination costs due to internal restructuring.

Interest expense

	Three months ended June 30,		Change
	2024	2023	Amount	%
Interest expense	$2,560	$2,797	$(237)	(8.5)%

Interest expense decreased by $0.2 million, or 8.5%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to higher interest income earned on our money market accounts and short term deposits.

Other (income) / expenses

	Three months ended June 30,		Change
	2024	2023	Amount	%
Other (income) / expenses	$(1,564)	$2,838	$(4,402)	(155.1)%

Other (income) / expenses decreased by $4.4 million, or 155.1%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This decrease was primarily driven by a decrease in the fair value of acquisition-related liabilities recorded during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Income tax provision

	Three months ended June 30,		Change
	2024	2023	Amount	%
Income tax provision	$486	$309	$177	57.3%

For the three months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $0.5 million and $0.3 million, respectively, yielding an effective tax rate of negative 1.8% and 0.6%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenues

	Six months ended June 30,		Change
	2024	2023	Amount	%
Revenues	$422,786	$329,419	$93,367	28.3%

Revenues increased by $93.4 million, or 28.3%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in revenues is attributable to incremental revenues of $39.9 million from existing customers and $53.5 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Six months ended June 30,		Change
	2024	2023	Amount	%
Cost of revenues (excluding depreciation and amortization)	$167,955	$116,387	$51,568	44.3%

Cost of revenues (excluding depreciation and amortization) increased by $51.6 million, or 44.3% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was primarily driven by $51.7 million in incremental media costs.

General and administrative expenses

	Six months ended June 30,		Change
	2024	2023	Amount	%
General and administrative expenses	$99,965	$103,316	$(3,351)	(3.2)%

General and administrative expenses decreased by $3.4 million, or 3.2%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was primarily driven by lower stock-based compensation of $9.4 million and professional services fees of $4.0 million, which was partially offset by higher computer and telecom related expenses of $6.1 million, employee related costs of $1.5 million and other general and administrative expenses of $2.5 million.

Selling and marketing expenses

	Six months ended June 30,		Change
	2024	2023	Amount	%
Selling and marketing expenses	$147,019	$145,045	$1,974	1.4%

Selling and marketing expenses increased by $2.0 million, or 1.4%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was primarily driven by higher employee-related costs of $10.0 million and other sales and marketing-related expenses of $2.1 million, which was partially offset by lower stock-based compensation of $10.2 million.

Research and development expenses

	Six months ended June 30,		Change
	2024	2023	Amount	%
Research and development expenses	$43,600	$35,862	$7,738	21.6%

Research and development expenses increased by $7.7 million, or 21.6%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was primarily driven by an increase in employee related costs of $4.0 million, higher stock-based compensation of $3.1 million and consulting fees of $0.6 million.

Depreciation and amortization

	Six months ended June 30,		Change
	2024	2023	Amount	%
Depreciation and amortization	$26,705	$24,421	$2,284	9.4%

Depreciation and amortization increased by $2.3 million, or 9.4%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was primarily driven by higher amortization expense related to intangible assets.

Acquisition related expenses

	Six months ended June 30,		Change
	2024	2023	Amount	%
Acquisition related expenses	$—	$203	$(203)	(100.0)%

We did not have any acquisition-related expenses during the six months ended June 30, 2024, however we had recorded acquisition-related expenses of $0.2 million for the six months ended June 30, 2023 related to legal and professional fees incurred for our business combinations.

Restructuring expenses

	Six months ended June 30,		Change
	2024	2023	Amount	%
Restructuring expenses	$—	$2,845	$(2,845)	(100.0)%

We did not have any restructuring expenses during the six months ended June 30, 2024. However, we recorded restructuring expenses of $2.8 million during the six months ended June 30, 2023 related to employee termination costs due to internal restructuring.

Interest expense

	Six months ended June 30,		Change
	2024	2023	Amount	%
Interest expense	$5,185	$5,245	$(60)	(1.1)%

Interest expense decreased by $0.1 million, or 1.1%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to higher interest income earned on our money market accounts and short term deposits.

Other (income) / expenses

	Six months ended June 30,		Change
	2024	2023	Amount	%
Other (income) / expenses	$(893)	$4,702	$(5,595)	(119.0)%

Other (income) / expenses decreased by $5.6 million, or 119.0%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was primarily driven by a decrease in the fair value of acquisition-related liabilities recorded during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Income tax provision

	Six months ended June 30,		Change
	2024	2023	Amount	%
Income tax provision	$882	$507	$375	74.0%

For the six months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $0.9 million and $0.5 million, respectively, yielding an effective tax rate of negative 1.3% and 0.5%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(28,066)	$(52,159)	$(67,632)	$(109,114)
Net loss margin	(12.3)%	(30.4)%	(16.0)%	(33.1)%
Add back:
Depreciation and amortization	12,964	12,596	26,705	24,421
Restructuring expenses	—	2,845	—	2,845
Acquisition related expenses	—	—	—	203
Stock-based compensation	52,159	57,612	104,797	122,074
Other (income) / expenses	(1,564)	2,838	(893)	4,702
Interest expense	2,560	2,797	5,185	5,245
Income tax provision	486	309	882	507
Adjusted EBITDA	$38,539	$26,838	$69,044	$50,883
Adjusted EBITDA margin	16.9%	15.6%	16.3%	15.4%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. As of June 30, 2024, we had cash and cash equivalents of $154.7 million and net working capital, consisting of current assets less current liabilities of $171.6 million. As of June 30, 2024, we had an accumulated deficit of $1,026.2 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2024	2023
Net cash provided by / (used for):
Cash provided by operating activities	$55,776	$40,733
Cash used for investing activities	(20,777)	(36,102)
Cash used for financing activities	(11,949)	(8,776)
Effect of exchange rate changes on cash and cash equivalents	(78)	101
Net increase / (decrease) in cash and cash equivalents	$22,972	$(4,044)

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities of $55.8 million resulted primarily from adjusted non-cash items of $130.6 million, more than offsetting our net loss of $67.6 million. Non-cash items include stock-based compensation of $104.8 million, depreciation and amortization of $26.7 million and a change in fair value of acquisition related liabilities of $1.3 million. Changes in working capital were primarily driven by decreases in accounts payable of $15.4 million, increases in accounts receivable of $13.1 million and prepaid expenses of $2.4 million, partially offset by a decrease in accrued expenses and other current liabilities of $24.3 million.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2024, we used $20.8 million of cash in investing activities, primarily consisting of capital expenditures of $12.6 million (including a $10.6 million investment in data and partnership agreements) and website and software development costs of $8.2 million.

For the six months ended June 30, 2023, we used $36.1 million of cash in investing activities, primarily consisting of capital expenditures of $9.0 million (including a $7.4 million investment in data and partnership agreements), acquisitions and other investments, net of cash acquired of $18.2 million and website and software development costs of $8.9 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, we used $11.9 million of cash in financing activities, primarily due to the repurchase of $8.4 million of common stock under our share repurchase and withholding program and payment of acquisition related liabilities of $7.0 million, partially offset by receipt from the ESPP and exercise of options of $3.4 million.

For the six months ended June 30, 2023, we used $8.8 million of cash in financing activities, primarily due to the repurchase of $7.9 million of our common stock under our share repurchase and withholdings program.

Debt

As of June 30, 2024, we have $185.0 million (net of $0.6 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

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

During the six months ended June 30, 2024, we borrowed $11.3 million against the revolver facility and repaid the same amount against the term loan under the credit facility.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2023 Annual Report.

Share Repurchase and RSA Withholding Program

In August 2022, the Company's Board of Directors authorized a share repurchase and withholding program (the “2022 SRP”) authorizing the repurchase up to $50 million of our outstanding Class A common stock through December 31, 2024 and authorizing withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2022 SRP during the three month ended June 30, 2024.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our loan term borrowings, which accrue interest at a variable rate. As of June 30, 2024, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $185.0 million debt, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of June 30, 2024, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expense by $1.9 million. There were no material changes in market risk exposures as of June 30, 2024.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended June 30, 2024 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2024 – April 30, 2024	5,679	$12.23	5,679	$21.5
May 1, 2024 – May 31, 2024	166,667	$17.10	166,667	$18.6
June 1, 2024 – June 30, 2024	—	$—	—	$18.6
Total	172,346		172,346

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

Zeta Global Holdings Corp.

Date: August 1, 2024	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)