Form 10-Q
period 2024-09-30
Zeta Global Holdings Corp.
filed 2024-11-12
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2024, 212,558,038 shares of the registrant’s Class A common stock and 24,889,923 shares of the registrant’s Class B common stock were outstanding.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2024

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
•
Acquisitions or strategic investments could be difficult to identify and integrate (including the integration of our recent acquisition of LiveIntent, Inc.), divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition;
•
The technology industry is subject to increasing scrutiny that could result in U.S. federal or state government actions that could negatively affect our business;
•
Our business and the effectiveness of our platform depends on our ability to collect and use data online;
•
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

Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Zeta Global Investor Relations website https://investors.zetaglobal.com. We use these channels as well as social media channels (e.g., the Zeta Facebook account (facebook.com/ZetaGlobal); the Zeta Instagram account (instagram.com/zetaglobal); the Zeta X account (twitter.com/zetaglobal); and the Zeta LinkedIn account (linkedin.com/company/zetaglobal)) as a means of disclosing information about our business to our customers, colleagues, investors, and the public. While not all of the information that we post to the Zeta Global Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Zeta to review the information that we share on the Zeta Global Investor Relations website and on our social media channels. The information on the Zeta Global Investor Relations website and the Company’s social media channels is not incorporated by reference in, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$418,538	$131,732
Accounts receivable, net of allowance of $4,593 and $3,564 as of September 30, 2024 and December 31, 2023, respectively	203,711	170,131
Prepaid expenses	9,699	6,269
Other current assets	1,697	1,622
Total current assets	$633,645	$309,754
Non-current assets:
Property and equipment, net	$7,383	$7,452
Website and software development costs, net	29,377	32,124
Right-to-use assets - operating leases, net	7,985	6,603
Intangible assets, net	43,032	48,781
Goodwill	140,919	140,905
Deferred tax assets, net	842	728
Other non-current assets	5,898	4,367
Total non-current assets	$235,436	$240,960
Total assets	$869,081	$550,714
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,486	$63,572
Accrued expenses	107,658	85,455
Acquisition-related liabilities	12,983	17,234
Deferred revenue	3,586	3,301
Other current liabilities	8,202	6,823
Total current liabilities	$190,915	$176,385
Non-current liabilities:
Long-term borrowings	$196,089	$184,147
Acquisition-related liabilities	-	3,060
Other non-current liabilities	7,210	6,602
Total non-current liabilities	$203,299	$193,809
Total liabilities	$394,214	$370,194
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A common stock $ 0.001 per share par value, up to 3,750,000,000 shares authorized, 205,636,909 and 188,631,432 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$205	$189
Class B common stock $ 0.001 per share par value, up to 50,000,000 shares authorized, 24,889,923 and 29,055,489 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	25	29
Additional paid-in capital	1,520,044	1,140,849
Accumulated deficit	(1,043,544)	(958,537)
Accumulated other comprehensive loss	(1,863)	(2,010)
Total stockholders’ equity	$474,867	$180,520
Total liabilities and stockholders' equity	$869,081	$550,714

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except shares and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$268,295	$188,984	$691,081	$518,403
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	105,652	73,480	273,607	189,867
General and administrative expenses	50,494	50,706	150,459	154,022
Selling and marketing expenses	84,548	70,669	231,567	215,714
Research and development expenses	22,807	18,062	66,407	53,924
Depreciation and amortization	12,590	13,233	39,295	37,654
Acquisition-related expenses	4,583	—	4,583	203
Restructuring expenses	—	—	—	2,845
Total operating expenses	$280,674	$226,150	$765,918	$654,229
Loss from operations	(12,379)	(37,166)	(74,837)	(135,826)
Interest expense	1,945	2,894	7,130	8,139
Other expenses	2,851	2,436	1,958	7,138
Total other expenses	$4,796	$5,330	$9,088	$15,277
Loss before income taxes	(17,175)	(42,496)	(83,925)	(151,103)
Income tax provision	200	$590	1,082	$1,097
Net loss	$(17,375)	$(43,086)	$(85,007)	$(152,200)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	(146)	283	(147)	78
Total comprehensive loss	$(17,229)	$(43,369)	$(84,860)	$(152,278)
Net loss per share
Net loss available to common stockholders	$(17,375)	$(43,086)	$(85,007)	$(152,200)
Basic loss per share	$(0.09)	$(0.27)	$(0.47)	$(0.99)
Diluted loss per share	$(0.09)	$(0.27)	$(0.47)	$(0.99)
Weighted average number of shares used to compute net loss per share
Basic	187,905,129	158,055,789	179,035,728	154,262,386
Diluted	187,905,129	158,055,789	179,035,728	154,262,386

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenues (excluding depreciation and amortization)	$394	$546	$1,164	$2,098
General and administrative expenses	14,709	21,223	50,336	66,221
Selling and marketing expenses	24,894	29,266	78,391	92,933
Research and development expenses	7,180	6,637	22,083	18,494
Total	$47,177	$57,672	$151,974	$179,746

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024[1]	188,631,432	$189	29,055,489	$29	$1,140,849	$(958,537)	$(2,010)	$180,520
Restricted stock grants	1,420,286	1	—	—	(1)	—	—	—
Shares repurchased	(324,753)	—	—	—	(3,466)	—	—	(3,466)
Restricted stock forfeitures	(331,160)	—	—	—	—	—	—	—
Options exercised	97,158	—	—	—	434	—	—	434
Stock-based compensation	—	—	—	—	53,729	—	—	53,729
Restricted stock units vesting	130,149	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(39,566)	—	(39,566)
Balance as of March 31, 2024[2]	189,623,112	$190	29,055,489	$29	$1,191,545	$(998,103)	$(2,060)	$191,601
Shares issued in connection with certain agreements	43,152	—	—	—	667	—	—	667
Restricted stock grants	67,862	-	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	212,650	—	—	—	1,525	—	—	1,525
Shares repurchased	(172,346)	—	—	—	(2,919)	—	—	(2,919)
Restricted stock forfeitures	(221,824)	—	—	—	—	—	—	—
Performance stock units vested	150,315	—	—	—	—	—	—	—
Options exercised	170,697	—	—	—	1,407	—	—	1,407
Stock-based compensation	—	—	—	—	52,780	—	—	52,780
Class B common stock transferred to Class A common stock	1,904,383	2	(1,904,383)	(2)	—	—	—	—
Restricted stock units vested	153,932	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	51	51
Net loss	—	—	—	—	—	(28,066)	—	(28,066)
Balance as of June 30, 2024[3]	191,931,933	$192	27,151,106	$27	$1,245,005	$(1,026,169)	$(2,009)	$217,046
Shares issued in connection with a follow-on public offering	10,304,716	10	—	—	228,946	—	—	228,956
Shares issued in connection with certain agreements	65,391	—	—	—	1,125	—	—	1,125
Restricted stock grants	60,519	—	—	—	—	—	—	—
Shares repurchased	(223,437)	—	—	—	(3,889)	—	—	(3,889)
Restricted stock forfeitures	(101,722)	—	—	—	—	—	—	—
Performance stock units vested	1,065,863	1	—	—	(1)	—	—	—
Options exercised	140,350	—	—	—	1,143	—	—	1,143
Stock-based compensation	—	—	—	—	47,715	—	—	47,715
Class B common stock transferred to Class A common stock	2,261,183	2	(2,261,183)	(2)	—	—	—	—
Restricted stock units vested	132,113	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	146	146
Net loss	—	—	—	—	—	(17,375)	—	(17,375)
Balance as of September 30, 2024[4]	205,636,909	$205	24,889,923	$25	$1,520,044	$(1,043,544)	$(1,863)	$474,867

1. Includes 150,989,571 outstanding Class A common stock, 17,886,352 outstanding Class B common stock, 37,641,861 unvested Class A restricted stock and 11,169,137 unvested Class B restricted stock.

2. Includes 156,444,731 outstanding Class A common stock, 18,301,427 outstanding Class B common stock, 33,178,381 unvested Class A restricted stock and 10,754,062 unvested Class B restricted stock.

3. Includes 164,510,430 outstanding Class A common stock, 17,607,759 outstanding Class B common stock, 27,421,503 unvested Class A restricted stock and 9,543,347 unvested Class B restricted stock.

4. Includes 181,588,344 outstanding Class A common stock, 17,497,975 outstanding Class B common stock, 24,048,565 unvested Class A restricted stock and 7,391,948 unvested Class B restricted stock.

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2023[1]	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Restricted stock grants	814,177	1	—	—	(1)	—	—	—
Shares repurchased	(329,474)	—	(325,923)	—	(6,551)	—	—	(6,551)
Restricted stock forfeitures	(208,969)	—	—	—	—	—	—	—
Class B common stock transferred to Class A common stock	50,000	—	(50,000)	—	—	—	—	—
Options exercised	8,500	—	—	—	41	—	—	41
Stock-based compensation	—	—	—	—	65,214	—	—	65,214
Restricted stock units vesting	123,241	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	147	147
Net loss	—	—	—	—	—	(56,955)	—	(56,955)
Balance as of March 31, 2023[2]	175,724,392	$176	31,723,379	$32	$959,627	$(828,011)	$(1,898)	$129,926
Shares issued in connection with certain agreements	96,610	—	—	—	843	—	—	843
Restricted stock grants	6,306,051	6	—	—	(6)	—	—	—
Shares issued in connection with employee stock purchase plan	210,096	—	—	—	1,567	—	—	1,567
Shares repurchased	(135,461)	—	—	—	(1,419)	—	—	(1,419)
Restricted stock forfeitures	(461,101)	—	—	—	—	—	—	—
Performance stock units vested	142,500	—	—	—	—	—	—	—
Options exercised	16,500	—	—	—	41	—	—	41
Stock-based compensation	—	—	—	—	58,491	—	—	58,491
Restricted stock units vested	130,990	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	(52,159)	—	(52,159)
Balance as of June 30, 2023[3]	182,030,577	$182	31,723,379	$32	$1,019,144	$(880,170)	$(1,840)	$137,348
Shares issued in connection with certain agreements	57,515	—	—	—	500	—	—	500
Restricted stock grants	984,158	1	—	—	(1)	—	—	—
Shares repurchased	(446,185)	—	—	—	(3,517)	—	—	(3,517)
Restricted stock forfeitures	(456,405)	(1)	—	—	1	—	—	—
Class B common stock transferred to Class A common stock	1,864,058	2	(1,864,058)	(2)	—	—	—	—
Options exercised	32,000	—	—	—	141	—	—	141
Stock-based compensation	—	—	—	—	58,675	—	—	58,675
Restricted stock units vested	123,895	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(283)	(283)
Net loss	—	—	—	—	—	(43,086)	—	(43,086)
Balance as of September 30, 2023[4]	184,189,613	$184	29,859,321	$30	$1,074,943	$(923,256)	$(2,123)	$149,778

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

4. Includes 143,905,554 outstanding Class A common stock, 15,958,447 outstanding Class B common stock, 40,284,059 unvested Class A restricted stock and 13,900,874 unvested Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(85,007)	$(152,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,295	37,654
Stock-based compensation	151,974	179,746
Deferred income taxes	(113)	(96)
Change in fair value of acquisition-related liabilities	1,388	6,681
Others, net	100	1,186
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(34,513)	(33,306)
Prepaid expenses	(3,449)	872
Other current assets	(72)	31
Other non-current assets	(1,525)	(607)
Deferred revenue	282	(311)
Accounts payable	(3,998)	22,614
Accrued expenses and other current liabilities	25,208	1,225
Other non-current liabilities	608	72
Net cash provided by operating activities	90,178	63,561
Cash flows from investing activities:
Capital expenditures	(17,458)	(14,886)
Website and software development costs	(12,110)	(12,344)
Acquisitions and other investments, net of cash acquired	-	(18,246)
Net cash used for investing activities	(29,568)	(45,476)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(7,032)	(8,710)
Proceeds from credit facilities, net of issuance cost	207,853	11,250
Issuance under employee stock purchase plan	1,525	1,567
Exercise of options	2,982	224
Proceeds from equity capital raise, net of issuance cost	229,327	—
Repurchase of shares	(12,252)	(11,487)
Repayments against the credit facilities	(196,250)	(11,250)
Net cash provided by / (used for) financing activities	226,153	(18,406)
Effect of exchange rate changes on cash and cash equivalents	43	7
Net increase / (decrease) in cash and cash equivalents	286,806	(314)
Cash and cash equivalents, beginning of period	131,732	121,110
Cash and cash equivalents, end of period	$418,538	$120,796
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$7,492	$7,685
Cash paid for income taxes, net	$1,173	$1,274
Liability established in connection with acquisitions	$1,388	$7,670
Capitalized stock-based compensation as website and software development costs	$2,250	$2,634
Shares issued in connection with acquisitions and other agreements	$1,792	$1,343
Right-to-use assets established	$2,980	$-
Operating lease liabilities established	$2,980	$-
Non-cash consideration for website and software development costs	$621	$784

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

(b) Follow-on Offering

On September 4, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein (collectively, the “underwriters”), and GPI Capital Gemini HoldCo LP (the “selling stockholder”) in connection with (i) the offering, issuance and sale by the Company of 10,304,716 shares of the Company’s Class A common stock, including 1,584,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, and (ii) the offering and sale by the selling stockholder of 4,875,284 shares of the Company’s Class A Common Stock, including 396,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $23.50 per share, less underwriting discounts and commissions. The offering closed on September 6, 2024.

The gross proceeds to the Company from the offering were $242,161, and net proceeds after underwriting discounts, commissions and offering expenses were approximately $228,946. The Company did not receive any proceeds from the sale of its Class A common stock by the selling stockholder. The Company intends to use the net proceeds from the sale of shares for general corporate purposes.

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2023 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2024, the results of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, respectively, and cash flows for the nine months ended September 30, 2024 and 2023, respectively. The results of operations for the three and nine months ended September 30, 2024 and 2023, respectively, are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2023, which was included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $11,998 and $5,346 as of September 30, 2024 and December 31, 2023, respectively, and are included in the account receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consists of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the nine months ended September 30, 2024 and 2023, the Company billed and collected $19,104 and $4,724, respectively, in advance, and recognized $18,819 and $4,620, respectively, as revenues. As of September 30, 2024 and December 31, 2023, the deferred revenues were $3,586 and $3,301, respectively.

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

As of September 30, 2024, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $71,600 and $102,900, respectively.

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

The following table summarizes disaggregation for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Direct platform revenues	70%	70%	68%	72%
Integrated platform revenues	30%	30%	32%	28%

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

The Company accounts for all stock-based payment awards using a fair value-based method. The fair value of the stock options granted to employees and the shares purchased under the 2021 ESPP is estimated on the date of the grant using the Black-Scholes-Merton pricing model, and the related stock-based compensation is recognized over the vesting term of the option. The fair value of the restricted shares granted prior to the Company's initial public offering (the “IPO”) was determined using the Monte-Carlo simulation method and for the restricted shares granted post-IPO is based on the Company’s closing stock price as of the day prior to the date of the grants.

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

Revenues by geographic region consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
US	$261,496	$182,231	$671,830	$496,551
International	6,799	6,753	19,251	21,852
Total revenues	$268,295	$188,984	$691,081	$518,403

Total long-lived assets (including right-to-use assets) by geographic region consisted of the following:

	As of
	September 30, 2024	December 31, 2023
US	$41,846	$44,039
International	2,899	2,140
Total long-lived assets	$44,745	$46,179

(e) Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the nine months ended September 30, 2024 and 2023.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of September 30, 2024 and December 31, 2023, there were two customers and one customer, respectively, that represented more than 10% of the accounts receivables, net balance on the condensed unaudited consolidated balance sheets. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly make provisions as warranted.

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

New accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of incorporating ASU 2023-09 guidance on its consolidated financial statements and related disclosures.

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

3. Intangible Assets

The details of intangible assets and related accumulated amortization are set forth below:

	As of September 30, 2024			As of December 31, 2023
	Gross value	Accumulated amortization	Net value	Gross value	Accumulated amortization	Net value
Data supply relationships	$56,848	$32,298	$24,550	$43,484	$20,350	$23,134
Tradenames	2,720	2,720	—	2,720	2,706	14
Completed technologies	34,932	29,273	5,659	34,932	26,164	8,768
Customer relationships	74,453	61,630	12,823	74,453	57,588	16,865
Total intangible assets	$168,953	$125,921	$43,032	$155,589	$106,808	$48,781

Amortization expense of intangible assets for the three and nine months ended September 30, 2024 was $6,300 and $19,113, respectively, and for the three and nine months ended September 30, 2023 was $6,243 and $16,692, respectively.

Weighted average useful life of the unamortized intangibles as of September 30, 2024 was 2.37 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization expense over the next five years and beyond are as follows:

As of September 30, 2024
Year ended December 31,
Remaining three months of 2024	$5,962
2025	20,193
2026	11,735
2027	3,660
2028	1,482
Total	$43,032

4. Goodwill

Following is a summary of the carrying value of goodwill:

Balance as of January 1, 2024	$140,905
Foreign currency translation	14
Balance as of September 30, 2024	$140,919

There were no events during the nine months ended September 30, 2024 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

6.
Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	Kinetic	Vital	Apptness	ArcaMax	What Counts	Total
Balance as of January 1, 2024	$4,225	$245	$1,000	$5,859	$6,336	$2,629	$20,294
Additions	—	—	—	—	—	—	—
Payments made during the period	(4,225)	(140)	(1,000)	—	(3,334)	—	(8,699)
Change in fair value of earn-out	—	(105)	—	1,475	18	—	1,388
Balance as of September 30, 2024	$-	$-	$-	$7,334	$3,020	$2,629	$12,983

As of September 30, 2024, the Company revised the projections for businesses acquired in its Apptness, Kinetic and ArcaMax acquisitions compared with the estimates used for the initial purchase price allocation. As such, the Company recorded changes in the fair value of the earn-outs, which are included in "other expenses" on the condensed unaudited consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company settled the litigation in relation to certain acquisition related liabilities for its eBay CRM. The Company paid the settlement amount during the nine months ended September 30, 2024, and has no outstanding obligation as of September 30, 2024.

7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of September 30, 2024	As of December 31, 2023
Credit facility	$200,000	$185,000
Less: unamortized deferred financing cost	(3,911)	(853)
Long-term borrowings	$196,089	$184,147

On February 3, 2021, the Company entered into a credit agreement (the “Existing Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a $222,500 senior secured credit facility (the “Existing Senior Secured Credit Facility”), which consisted of (i) a $73,750 initial revolving facility, (ii) a $111,250 term loan facility, and (iii) a $37,500 incremental revolving facility commitment. On March 22, 2023, the Company entered into a $25,000 incremental revolving facility commitment pursuant to an amendment to the Existing Credit Agreement, thereby increasing the Existing Senior Secured Credit Facility to $247,500.

On August 30, 2024, the Company refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550,000 senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term A loan in an aggregate principal amount of $200,000 (the “Term Loan”) and (ii) a $350,000 senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, the Company drew down the $200,000 Term Loan and repaid all outstanding obligations in the amount of $185,000 under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. The Senior Secured Credit Facility is fully secured by the financial institutions with a first lien on the Company’s assets. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. In addition, the Company has an outstanding letter of credit amounting to $771 against the available Revolving Facility.

At the Company’s election, loans made under the Credit Agreement will bear interest at (i) SOFR plus a margin of between 1.875% and 2.625% per annum depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement), plus an adjustment of 0.10% per annum or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.875% and 1.625% per annum depending on the Company’s Consolidated Net Leverage Ratio. Interest shall be payable at the end of the selected interest period, but no less frequently than quarterly. The effective interest rate of the facility was 7.5% for the nine months ended September 30, 2024.

The Company accounted for the refinancing in accordance with ASC 470, Debt, as a modification of existing debt, and accordingly the debt issuance cost of $3,397 incurred on the Senior Secured Credit Facility along with the $580 of remaining deferred financing costs of the Existing Senior Secured Credit Facility were capitalized and were recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets. These deferred financing costs are being amortized over the term of the Senior Secured Credit Facility on a straight-line basis. As of September 30, 2024, the outstanding balance of the Term Loan was $200,000. The Revolving Facility was undrawn as of September 30, 2024.

The Senior Secured Credit Facility contains certain financial maintenance covenants including a Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement includes customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, engage in transactions with affiliates and make certain asset dispositions. Additionally, the Company is required to submit periodic financial covenant letters that would include the Company’s current Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio, among others. As of September 30, 2024, the applicable Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio were 3.25 and 1.25, respectively, and the Company was in compliance with these covenants.

As of September 30, 2024, the repayment schedule for the Term Loan was as follows:

As of September 30, 2024
Year ended December 31,
Remaining three months of 2024	$1,250
2025	6,250
2026	10,000
2027	12,500
2028	20,000
2029 and thereafter	150,000
Total*	$200,000

*Includes $5,000 repayable against the Term Loan within the twelve-month period ending September 30, 2025. The Company intends to draw against the available Revolving Facility to pay off Term Loan installments, and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheet as of September 30, 2024.

8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancellable vendor agreements to purchase services. As of September 30, 2024, the Company was party to outstanding purchase contracts as follows:

As of September 30, 2024
Year Ended December 31,
Remaining three months of 2024	$42,477
2025	57,319
2026	6,012
2027	684
2028	-
Total	$106,492

(b) Other contingencies

The Company is a party to various litigations and administrative proceedings related to claims arising from its operations in the ordinary course of business, including in relation to certain acquisition related liabilities (Refer to "Note 6. Acquisition Related Liabilities"). The Company records provisions for losses when claims become probable and the amounts are estimable. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes that the resolution of the matters will not have a material impact on the Company’s business, results of operations, financial condition, or cash flows.

9. Stock-Based Compensation

Stock-based compensation plan

In 2008, the Company adopted its 2008 Stock Option/Stock Issuance Plan, and, in 2017, adopted the Zeta Global Holdings Corp. 2017 Incentive Plan (collectively, the “Plans”).

The Plans permitted the issuance of stock options, restricted stock and restricted stock units to employees, officers, consultants or advisors and non-employee directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. Prior to the IPO, the restricted stock and restricted stock units granted under the Plans generally did not vest until a change in control. Upon a change in control, restricted stock and restricted stock units vest as to 25% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year term from the original date of grant. The restricted stock and restricted stock units fully vest upon a change in control to the extent five years has passed from the original date of grant of the restricted stock or restricted stock units. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurred, the Company did not record any stock-based compensation for such awards prior to the IPO, a change in control event. The stock-based compensation has been recognized following the vesting of restricted stock, restricted stock units and options as described below. The Company ceased granting awards under the Plans following its adoption of the 2021 Plan (as defined below) in connection with the IPO.

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

During the three months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $47,177 and $57,672, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $151,974 and $179,746, respectively.

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

During the nine months ended September 30, 2023, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO to accelerate the vesting of those grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the nine months ended September 30, 2023. There were no such modifications during the nine months ended September 30, 2024.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2024	49,698,329	$10.54
Granted (1)	6,671,667	11.31
Vested	(18,680,640)	10.10
Forfeited (2)	(760,161)	9.72
Non-vested as of September 30, 2024 (3)	36,929,195	$10.92

(1)
During the nine months ended September 30, 2024, the Company granted 1,548,667 shares of restricted stock and 5,123,000 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the nine months ended September 30, 2024, 654,706 shares of restricted stock and 105,455 restricted stock units were forfeited.
(3)
Includes 24,048,565 unvested shares of Class A restricted stock, 7,391,948 unvested shares of Class B restricted stock and 5,488,682 unvested restricted stock units as of September 30, 2024.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2024	2,619,937	$8.49	4.97	0.57
Granted	1,832,802	10.81	—	—
Exercised	(408,205)	7.31	—	—
Forfeited	(136,942)	9.62	—	—
Outstanding options as of September 30, 2024	3,907,592	$9.66	8.58	20.32

As of September 30, 2024, the Company had 861,116 outstanding exercisable options with a weighted-average exercise price of $8.61. Options granted by the Company expire no later than ten years from the grant date.

The Company granted 1,832,802 options during the nine months ended September 30, 2024. The Company determined the estimated fair value of the options using the Black-Scholes-Merton method as $5.93. The following assumptions were used by the Company for the options valuation:

As of
September 30, 2024
Dividend yield	0.0%
Volatility	50.1%
Expected term (years)	6.45
Risk-free rate of interest	4.3%

Performance Stock Unit (“PSU”) Award

On April 3, 2024, the Compensation Committee of the Board of Directors approved the grant of 2,989,850 target PSUs under the 2021 Plan (the “2024 PSUs”). Upon achievement of certain conditions described below, the 2024 PSUs could result in the issuance of up to 5,979,700 shares of Class A common stock. The 2024 PSUs are earned on the determination date, which is after the end of each fiscal quarter beginning with the three-month period ending on December 31, 2024 and ending with, and including, the three-month period ending on December 31, 2028. The Company expects to make the first determination in January 2025 as to the number of 2024 PSUs earned, if any, with respect to the three-month period ending on December 31, 2024.

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

The Company engaged a third-party valuation firm to determine the estimated fair value of the PSUs using the Monte Carlo simulation method, which was determined as $17.83 per PSU issued during the nine months ended September 30, 2024 using the following assumptions:

As of
September 30, 2024
Dividend yield	0.0%
Volatility	50.0%
Expected term (years)	6.74
Risk-free rate of interest	4.3%

Following is the summary of PSUs under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2024	4,755,675	$15.34
Granted	2,989,850	17.83
Performance Adjustment	308,643	5.17
Vested	(1,216,178)	11.96
Forfeited	(40,810)	20.66
Outstanding as of September 30, 2024	6,797,180	$16.55

The number of shares to be issued upon achievement of the applicable performance condition and satisfaction of the vesting schedule are specified in the applicable PSU award agreements. The PSUs are earned on the applicable determination date, which is after the end of each fiscal quarter, based on the 20-day VWAP for such fiscal quarter. Of the total PSUs granted by the Company, the Company determined that 3,662,817 PSUs were earned through September 30, 2024, of which 2,276,261 earned PSUs remained unvested. The performance adjustment shown in the table above reflects the incremental PSUs that were earned in excess of target (100%). In the table above, the number of PSUs are presented at 100% of the specified target shares, with adjustments for awards that vested and for the performance adjustment.

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

During the nine months ended September 30, 2024, the Company issued 212,650 shares of Class A common stock related to the ESPP offering that ended on May 31, 2024.

The fair value of shares for the offering that commenced on June 1, 2024 was estimated at $4.86 per share, using the following assumptions, and expected to result in an issuance of approximately 142,104 shares of Class A common stock under this offering that will end on November 30, 2024.

As of
September 30, 2024
Dividend yield	0.0%
Risk-free rate of interest	5.4%
Volatility	49.7%

Unrecognized compensation expense

The Company has $228,350 of unrecognized compensation expense related to its 36,929,195 unvested restricted stock and RSUs, 6,797,180 PSUs, 3,046,476 options and approximately 142,104 shares of Class A common stock to be issued under the 2021 ESPP offering that will end on November 30, 2024. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.21 years.

10. Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balances for right-to-use assets and lease liabilities are as follows:

Operating Leases	As of September 30, 2024	As of December 31, 2023
Right-to-use assets, net	$7,985	$6,603
Current liabilities	$2,742	$1,789
Non-Current liabilities	$7,210	$6,602

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of September 30, 2024 are as follows:

As of September 30, 2024
Year Ended December 31,
Remaining three months of 2024	$921
2025	3,357
2026	2,591
2027	2,401
2028 and thereafter	2,663
Total undiscounted lease commitments	$11,933
Less: Interest component	(1,981)
Total discounted operating lease liabilities	$9,952

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

During the three and nine months ended September 30, 2024, the Company repurchased 223,437 and 720,536 shares for a value of $3,889 and $10,274, respectively, including shares repurchased in conjunction with tax withholdings for certain executives. The Company had an unsettled amount of $1,978 related to repurchases during the year ended December 31, 2023, which was paid by the Company during the nine months ended September 30, 2024. As of September 30, 2024, $14,699 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the nine months ended September 30, 2024, 4,165,566 shares of Class B common stock were converted into shares of Class A common stock upon transfer pursuant to the terms of the Company's amended and restated certificate of incorporation.

Issuance of Class A common stock

On September 6, 2024, the Company completed an underwritten public offering of its Class A common stock, and issued and sold 10,304,716 shares of Class A common stock, including 1,584,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $23.50 per share. The gross proceeds to the Company from the offering were $242,161, and net proceeds after underwriting discounts, commissions and offering expenses were approximately $228,946.

During the nine months ended September 30, 2024, the Company issued 43,152 shares of Class A common stock valued at $667 and 61,197 shares of Class A common stock valued at $1,000 for the earnout payment related to its ArcaMax and Vital Digital, Corp (“Vital”) acquisitions, respectively.

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$405,202	$—	$—	$405,202
Total assets measured at fair value	$405,202	$—	$—	$405,202
Liabilities
Acquisition-related liabilities	$—	$—	$12,983	$12,983
Total liabilities measured at fair value	$—	$—	$12,983	$12,983

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$113,271	$—	$—	$113,271
Total assets measured at fair value	$113,271	$—	$—	$113,271
Liabilities
Acquisition-related liabilities	$—	$—	$20,294	$20,294
Total liabilities measured at fair value	$—	$—	$20,294	$20,294

* Includes cash invested by the Company in money market accounts with certain financial institutions.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2024:

Acquisition related liabilities
Balance as of January 1, 2024	$20,294
Payments	(8,699)
Change in fair value	1,388
Balance as of September 30, 2024	$12,983

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

13. Related Party Transactions

a)
Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS amounted to nil and $113 for the three and nine months ended September 30, 2024, respectively, and $45 and $175 for the three and nine months ended September 30, 2023, respectively, which was recognized as direct cost of revenues in the condensed unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2024 and December 31, 2023, the Company had outstanding payables of nil and $43, respectively, to CMS, which were included in the “accounts payable and accrued expenses” in the condensed unaudited consolidated balance sheets. On June 30, 2024, the Company terminated its contract with CMS and fully paid the outstanding payables subsequent to June 30, 2024.
b)
The Company's Chief Financial Officer’s spouse is an executive officer at DailyPay, Inc. (“DailyPay”). On August 31, 2023, the Company entered into an agreement with DailyPay to provide certain marketing related services. As of December 31, 2023, the Company had an outstanding receivable of $48 from DailyPay, which was subsequently received by the Company. During the three and nine months ended September 30, 2024, the Company did not generate any revenues from DailyPay, and did not have any outstanding receivable as of September 30, 2024.

14. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of 200 and 1,082, respectively. The effective tax rate for the three months ended September 30, 2024 was negative 1.2% on a pre-tax loss of $17,175 and for the nine months ended September 30, 2024 was negative 1.3% on a pre-tax loss of $83,925.

For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $590 and $1,097, respectively. The effective tax rate for the three months ended September 30, 2023 was negative 1.4% on a pre-tax loss of $42,496 and for the nine months ended September 30, 2023 was negative 0.7% on a pre-tax loss of $151,103.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

15.
Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, restricted stock units and performance stock units as of September 30, 2024 and 2023 of 43,726,375 and 59,907,013, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(17,375)	$(43,086)	$(85,007)	$(152,200)
Denominator:
Class A common stock	170,437,681	141,996,316	161,276,163	138,330,485
Class B common stock	17,467,448	16,059,473	17,759,565	15,931,901
Denominator for Basic and Dilutive loss per share – weighted-average common stock	187,905,129	158,055,789	179,035,728	154,262,386
Basic loss per share	$(0.09)	$(0.27)	$(0.47)	$(0.99)
Dilutive loss per share	$(0.09)	$(0.27)	$(0.47)	$(0.99)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Options	4,000,593	2,729,037	3,592,857	1,861,620
Restricted stock and restricted stock units	40,433,755	57,220,265	44,809,920	58,079,321
Performance stock units	6,861,351	4,755,675	6,383,799	4,240,755

16. Subsequent Event

On October 21, 2024, the Company completed its acquisition of LiveIntent, Inc., a Delaware corporation (“LiveIntent”). Under the terms of the agreement and plan of merger and reorganization (“Merger Agreement”), all outstanding shares of capital stock, restricted stock units, options and warrants of LiveIntent were cancelled in exchange for aggregate consideration of $250,000, plus potential earnout payments of up to $75,000 based on the achievement of certain performance targets. $77,500 of the purchase price was paid in cash consideration, and $172,500 of the purchase price was paid in the form of approximately 5,858,937 shares of the Company’s Class A common stock, in each case subject to customary adjustments and holdback arrangements in accordance with the Merger Agreement.

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

Scaled customers increased 8% to 475 as of September 30, 2024 compared to 440 as of September 30, 2023, primarily due to higher usage of platform among our customers and new additions to our scaled customer base. Of our scaled customers, 144 and 124 were super-scaled customers as of September 30, 2024 and September 30, 2023, respectively.

Scaled customer ARPU increased 33% to $557,231 for the three months ended September 30, 2024 compared to $418,373 for the three months ended September 30, 2023, primarily due to higher usage of our platform among scaled customers.

ARPU for our super-scaled customers increased 30% to $1.6 million (across 144 customers) for the three months ended September 30, 2024 compared to $1.2 million (across 124 customers) for the three months ended September 30, 2023.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the nine months ended September 30, 2024 and 2023, we derived 68% and 72% of our revenues from direct platforms, respectively, and 32% and 28% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Estimates.”

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

Acquisition-related expenses

Acquisition-related expenses primarily consist of legal and professional services fees and employee related expenses that are associated with business combinations. We expect that acquisition-related expenses will be correlated with future acquisitions (if any), which could be greater than or less than our historic levels.

Restructuring expenses

Restructuring expenses primarily consist of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels. During the nine months ended September 30, 2023, we recognized $2.8 million of restructuring expenses. We did not have any such restructuring expenses during the nine months ended September 30, 2024.

Interest expense

Interest expense primarily consists of interest payable on our long-term borrowings, net of interest earned on our short-term investments in money market accounts and other short-term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

Other expenses

Other expenses primarily consist of changes in fair value of acquisition-related liabilities, gains and losses on sale of assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rates and the remeasurement impact of acquisition-related liabilities, which depends on the performance of our acquisitions, and could be greater than or less than our historic levels.

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

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remaining period of 2024	2025	2026	2027	2028	Total
$41,629	$105,618	$46,790	$22,752	$11,561	$228,350

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$268,295	$188,984	$691,081	$518,403
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	105,652	73,480	273,607	189,867
General and administrative expenses	50,494	50,706	150,459	154,022
Selling and marketing expenses	84,548	70,669	231,567	215,714
Research and development expenses	22,807	18,062	66,407	53,924
Depreciation and amortization	12,590	13,233	39,295	37,654
Acquisition-related expenses	4,583	—	4,583	203
Restructuring expenses	—	—	—	2,845
Total operating expenses	$280,674	$226,150	$765,918	$654,229
Loss from operations	(12,379)	(37,166)	(74,837)	(135,826)
Interest expense	1,945	2,894	7,130	8,139
Other expenses	2,851	2,436	1,958	7,138
Total other expenses	$4,796	$5,330	$9,088	$15,277
Loss before income taxes	(17,175)	(42,496)	(83,925)	(151,103)
Income tax provision	200	590	1,082	1,097
Net loss	$(17,375)	$(43,086)	$(85,007)	$(152,200)

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues

	Three months ended September 30,		Change
	2024	2023	Amount	%
Revenues	$268,295	$188,984	$79,311	42.0%

Revenues increased by $79.3 million, or 42%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in revenues is attributable to incremental revenues of $16.6 million from existing customers and $62.7 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended September 30,		Change
	2024	2023	Amount	%
Cost of revenues (excluding depreciation and amortization)	$105,652	$73,480	$32,172	43.8%

Cost of revenues (excluding depreciation and amortization) increased by $32.2 million, or 43.8%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was primarily driven by $32.6 million of incremental media costs related to incremental revenues, which was partially offset by lower employee related costs of $0.5 million.

General and administrative expenses

	Three months ended September 30,		Change
	2024	2023	Amount	%
General and administrative expenses	$50,494	$50,706	$(212)	(0.4)%

General and administrative expenses decreased by $0.2 million, or 0.4%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This decrease was primarily driven by lower stock-based compensation of $6.5 million and professional services fees of $1.2 million, which were partially offset by higher computer and telecom related expenses of $5.1 million and other employee related costs of $2.5 million.

Selling and marketing expenses

	Three months ended September 30,		Change
	2024	2023	Amount	%
Selling and marketing expenses	$84,548	$70,669	$13,879	19.6%

Selling and marketing expenses increased by $13.9 million, or 19.6%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was primarily driven by higher employee-related costs of $9.2 million and other sales and marketing-related expenses of $4.5 million.

Research and development expenses

	Three months ended September 30,		Change
	2024	2023	Amount	%
Research and development expenses	$22,807	$18,062	$4,745	26.3%

Research and development expenses increased by $4.7 million, or 26.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was primarily driven by an increase in employee related costs of $3.5 million, higher stock-based compensation of $0.5 million and higher consulting fees of $0.7 million.

Depreciation and amortization

	Three months ended September 30,		Change
	2024	2023	Amount	%
Depreciation and amortization	$12,590	$13,233	$(643)	(4.9)%

Depreciation and amortization decreased by $0.6 million, or 4.9%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This decrease was primarily driven by lower depreciation expense related to website and software development costs.

Acquisition-related expenses

	Three months ended September 30,		Change
	2024	2023	Amount	%
Acquisition-related expenses	$4,583	$—	$4,583	NA

Acquisition-related expenses were $4.6 million during the three months ended September 30, 2024. These expenses were primarily legal and professional fees incurred in connection with our LiveIntent acquisition, which was completed on October 21, 2024. There were no such expenses incurred during the three months ended September 30, 2023.

Interest expense

	Three months ended September 30,		Change
	2024	2023	Amount	%
Interest expense	$1,945	$2,894	$(949)	(32.8)%

Interest expense decreased by $0.9 million, or 32.8%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to higher interest income earned on our money market accounts and short-term deposits.

Other expenses

	Three months ended September 30,		Change
	2024	2023	Amount	%
Other expenses	$2,851	$2,436	$415	17.0%

Other expenses increased by $0.4 million, or 17%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was primarily driven by an increase in the fair value of acquisition-related liabilities recorded during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Income tax provision

	Three months ended September 30,		Change
	2024	2023	Amount	%
Income tax provision	$200	$590	$(390)	(66.1)%

For the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $0.2 million and $0.6 million, respectively, yielding an effective tax rate of negative 1.2% and negative 1.4%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenues

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Revenues	$691,081	$518,403	$172,678	33.3%

Revenues increased by $172.7 million, or 33.3%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in revenues is attributable to incremental revenues of $85.3 million from existing customers and $87.4 million from new customers.

Cost of revenues (excluding depreciation and amortization)

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Cost of revenues (excluding depreciation and amortization)	$273,607	$189,867	$83,740	44.1%

Cost of revenues (excluding depreciation and amortization) increased by $83.7 million, or 44.1%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by incremental media costs related to incremental revenues.

General and administrative expenses

	Nine months ended September 30,		Change
	2024	2023	Amount	%
General and administrative expenses	$150,459	$154,022	$(3,563)	(2.3)%

General and administrative expenses decreased by $3.6 million, or 2.3%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was primarily driven by lower stock-based compensation of $15.9 million and professional services fees of $6.0 million, which were partially offset by higher computer and telecom related expenses of $12.1 million, employee related costs of $3.7 million and other general and administrative expenses of $2.5 million.

Selling and marketing expenses

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Selling and marketing expenses	$231,567	$215,714	$15,853	7.3%

Selling and marketing expenses increased by $15.9 million, or 7.3%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by higher employee-related costs of $20.4 million and other sales and marketing-related expenses of $10.2 million, which were partially offset by lower stock-based compensation of $14.5 million.

Research and development expenses

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Research and development expenses	$66,407	$53,924	$12,483	23.1%

Research and development expenses increased by $12.5 million, or 23.1%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by an increase in employee related costs of $7.5 million, higher stock-based compensation of $3.6 million and higher consulting fees of $1.2 million.

Depreciation and amortization

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Depreciation and amortization	$39,295	$37,654	$1,641	4.4%

Depreciation and amortization increased by $1.6 million, or 4.4%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by higher amortization expense related to intangible assets.

Acquisition-related expenses

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Acquisition-related expenses	$4,583	$203	$4,380	2,157.6%

Acquisition-related expenses incurred were $4.6 million, during the nine months ended September 30, 2024, as compared to $0.2 million for the nine months ended September 30, 2023. These expenses, for the nine months ended September 30, 2024, were primarily legal and professional fees incurred in connection with our LiveIntent acquisition, which was completed on October 21, 2024.

Restructuring expenses

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Restructuring expenses	$—	$2,845	$(2,845)	(100.0)%

We did not have any restructuring expenses during the nine months ended September 30, 2024. However, we recorded restructuring expenses of $2.8 million during the nine months ended September 30, 2023 related to employee termination costs due to internal restructuring.

Interest expense

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Interest expense	$7,130	$8,139	$(1,009)	(12.4)%

Interest expense decreased by $1.0 million, or 12.4%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to higher interest income earned on our money market accounts and short-term deposits.

Other expenses

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Other expenses	$1,958	$7,138	$(5,180)	(72.6)%

Other expenses decreased by $5.2 million, or 72.6%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was primarily driven by a decrease in the fair value change of acquisition-related liabilities recorded during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Income tax provision

	Nine months ended September 30,		Change
	2024	2023	Amount	%
Income tax provision	$1,082	$1,097	$(15)	(1.4)%

For both nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $1.1 million, yielding an effective tax rate of negative 1.3% and negative 0.7%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate primarily related to limited tax benefit being recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA: is a non-GAAP financial measure defined as net loss adjusted for interest expense, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring capital raise related (including IPO) expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of the IPO, and other expenses. Acquisition related expenses and restructuring expenses primarily consist of professional services fees, severance and other employee-related costs, which may vary from period to period depending on the timing of our acquisitions and restructuring activities and may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other expenses consist of non-cash expenses such as changes in fair value of acquisition related liabilities, gains and losses on extinguishment of acquisition related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring capital raise related (including IPO) expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to-period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net loss.

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(17,375)	$(43,086)	$(85,007)	$(152,200)
Net loss margin	(6.5)%	(22.8)%	(12.3)%	(29.4)%
Add back:
Stock-based compensation	47,177	57,672	151,974	179,746
Depreciation and amortization	12,590	13,233	39,295	37,654
Acquisition-related expenses	4,583	—	4,583	203
Restructuring expenses	—	—	—	2,845
Capital raise related expenses	1,624	—	1,624	—
Interest expense	1,945	2,894	7,130	8,139
Other expenses	2,851	2,436	1,958	7,138
Income tax provision	200	590	1,082	1,097
Adjusted EBITDA	$53,595	$33,739	$122,639	$84,622
Adjusted EBITDA margin	20.0%	17.9%	17.7%	16.3%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. During the three months ended September 30, 2024, we raised equity capital through an underwritten public offering of our Class A common stock, and issued 10,304,716 shares of Class A common stock, including 1,584,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $23.50 per share. The gross proceeds from the offering were $242.2 million, and net proceeds after underwriting discounts, commissions and offering expenses were approximately $228.9 million.

As of September 30, 2024, we had cash and cash equivalents of $418.5 million and net working capital, consisting of current assets less current liabilities of $443.0 million. As of September 30, 2024, we had an accumulated deficit of $1,043.5 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our Revolving Facility (as defined below), will be sufficient to meet our working capital requirements for at least the next 12 months and thereafter for the foreseeable future. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" in our 2023 Annual Report. In the future, we may attempt to raise additional capital through sales of equity securities or through equity-linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2024	2023
Net cash provided by / (used for):
Cash provided by operating activities	$90,178	$63,561
Cash used for investing activities	(29,568)	(45,476)
Cash provided by / (used for) financing activities	226,153	(18,406)
Effect of exchange rate changes on cash and cash equivalents	43	7
Net increase / (decrease) in cash and cash equivalents	$286,806	$(314)

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities of $90.2 million resulted primarily from adjusted non-cash items of $192.6 million, more than offsetting our net loss of $85.0 million. Non-cash items include stock-based compensation of $152.0 million, depreciation and amortization of $39.3 million and a change in fair value of acquisition-related liabilities of $1.4 million. Changes in working capital were primarily driven by decreases in accounts payable of $4.0 million, increases in accounts receivable of $34.5 million and prepaid expenses of $3.4 million, partially offset by a decrease in accrued expenses and other current liabilities of $25.2 million.

For the nine months ended September 30, 2023, net cash provided by operating activities of $63.6 million resulted primarily from adjusted noncash items of $225.2 million, an amount in excess of our net loss of $152.2 million. Non-cash items include stock-based compensation of $179.7 million, depreciation and amortization of $37.7 million, and a change in fair value of acquisition-related liabilities of $6.7 million. Changes in working capital were primarily driven by an increase in accounts receivable of $33.3 million, other assets of $0.6 million and a decrease in deferred revenue of $0.3 million, partially offset by an increase in accounts payable of $22.6 million, accrued expenses and other current liabilities of $1.2 million and a decrease in prepaid expenses of $0.9 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, we used $29.6 million of cash in investing activities, primarily consisting of capital expenditures of $17.5 million (including a $14.0 million investment in data and partnership agreements) and website and software development costs of $12.1 million.

For the nine months ended September 30, 2023, we used $45.5 million of cash in investing activities, primarily consisting of capital expenditures of $14.9 million (including a $11.7 million investment in data and partnership agreements), acquisitions and other investments, net of cash acquired of $18.3 million and website and software development costs of $12.3 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities of $226.2 million resulted primarily from the equity capital raise of $229.3 million, net proceeds from the credit facility refinancing of $11.6 million and receipt from the ESPP and exercise of options of $4.5 million, partially offset by the repurchase of $12.3 million of common stock under our share repurchase and withholding program and payment of acquisition-related liabilities of $7.0 million.

For the nine months ended September 30, 2023, we used $18.4 million of cash in financing activities, primarily due to the repurchase of $11.5 million of our common stock under our share repurchase and withholdings program and payment of acquisition-related liabilities of $8.7 million, partially offset by $1.6 million paid by certain employees under the ESPP.

Debt

On February 3, 2021, we entered into a credit agreement (the “Existing Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a $222.5 million senior secured credit facility (the “Existing Senior Secured Credit Facility”), which consisted of (i) a $73.8 million initial revolving facility, (ii) a $111.3 million term loan facility, and (iii) a $37.5 million incremental revolving facility commitment. On March 22, 2023, the Company entered into a $25.0 million incremental revolving facility commitment pursuant to an amendment to the Existing Credit Agreement, thereby increasing the Existing Senior Secured Credit Facility to $247.5 million.

On August 30, 2024, we refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550 million senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term A loan in an aggregate principal amount of $200 million (the “Term Loan”) and (ii) a $350 million senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, we drew down the $200 million Term Loan and repaid all outstanding obligations in the amount of $185 million under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. Interest shall be payable at the end of the selected interest period, but no less frequently than quarterly. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. As of September 30, 2024, we have $200 million (net of $3.9 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

We are currently in compliance with our financial maintenance covenants under the Senior Secured Credit Facility, and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2023 Annual Report.

Share Repurchase and RSA Withholding Program

In August 2022, the Company's Board of Directors authorized a share repurchase and withholding program (the “2022 SRP”) authorizing the repurchase of up to $50 million of our outstanding Class A common stock through December 31, 2024 and authorizing withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. Repurchases and withholdings during any given fiscal period under the 2022 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2022 SRP during the three month ended September 30, 2024.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our 2023 Annual Report.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Term Loan borrowings, which accrue interest at a variable rate. As of September 30, 2024, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $200.0 million Term Loan, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of September 30, 2024, a hypothetical one percentage point increase or decrease in the interest would increase or decrease our annual interest expense by $2 million. There were no material changes in market risk exposures as of September 30, 2024.

Foreign Currency Risk

We have foreign currency risks related to a certain number of our foreign subsidiaries in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.

Inflation Risk

In 2023, inflation increased significantly in the United States and overseas, resulting in rising wages and other costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases, and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 1, 2024, the Company issued 61,197 shares of Class A common stock valued at $16.34 per share, for an aggregate value of $1.0 million, to former shareholders of Vital Digital, Corp (“Vital”) in connection with the Vital acquisition. We did not receive any proceeds from such issuance.

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

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended September 30, 2024 were as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2024 – July 31, 2024	223,437	$17.4	223,437	$14.7
August 1, 2024 – August 31, 2024	—	—	—	$14.7
September 1, 2024 – September 30, 2024	—	—	—	$14.7
Total	223,437		223,437

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

10.1	Credit Agreement among Zeta Global Corp., Zeta Global Holdings Corp., certain subsidiaries, the lenders party thereto, Bank of America, and BofA Securities, Inc.	8-K	001-40464	10.1	9/3/2024

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

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

Zeta Global Holdings Corp.

Date: November 12, 2024	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)