Form 10-K
period 2024-12-31
Zeta Global Holdings Corp.
filed 2025-02-26
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2024, the aggregate market value of the registrant’s Class A Common Stock, $0.001 par value, held by non-affiliates of the registrant was approximately $3.1 billion (based upon the closing sale price of the Class A Common Stock on June 28, 2024 on The New York Stock Exchange). The market value of the registrant’s Class B Common Stock is not included in the above value as there is no active market for such stock.

The total number of shares of the registrant’s common stock outstanding as of February 14, 2025 was 237,722,456, comprised of 213,627,385 shares of Class A Common Stock outstanding as of February 14, 2025 and 24,095,071 shares of Class B Common Stock outstanding as of February 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

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

• We may experience fluctuations in our operating results, including during presidential elections years where we generally generate higher revenues, which could make our future operating results difficult to compare and predict;

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

• Acquisitions or strategic investments could be difficult to identify and integrate (including the integration of our recent acquisition of LiveIntent, Inc. (“LiveIntent”)), divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition;

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

• If we fail to detect or prevent fraud or malware intrusion on our platform, devices, or systems, or into the systems or devices of our customers and their consumers, publishers could lose confidence in our platform, and we could

ii

• face legal claims and regulatory investigations, any of which could adversely affect our business, operating results and financial condition;

• The standards that private entities and inbox service providers adopt in the future to regulate the use and delivery of email may interfere with the effectiveness of our platform and our ability to conduct business;

• Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence (“AI”) could adversely affect our business, results of operations, and financial condition;

• The impact on our business and financial condition of incurring additional debt or issuing new debt or equity securities;

• Catastrophic events such as pandemics, hurricanes, wildfires, tornadoes, earthquakes, flooding, droughts and power outages, and business and operational interruption by man-made problems such as war, conflicts and acts of terrorism; and

• Other factors discussed in other sections of this Annual Report on Form 10-K, including the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K should not be construed to be exhaustive and speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Zeta Global Investor Relations website. We use these channels as well as social media channels (e.g., the Zeta Facebook account (facebook.com/ZetaGlobal); the Zeta Instagram account (instagram.com/zetaglobal); the Zeta X account (x.com/zetaglobal); and the Zeta LinkedIn account (linkedin.com/company/zetaglobal)) as a means of disclosing information about our business to our customers, colleagues, investors, and the public. While not all of the information that we post to the Zeta Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Zeta to review the information that we share on the Zeta Investor Relations website and on our social media channels. The information on the Zeta Investor Relations website and the Company’s social media channels is not incorporated by reference in, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

iii

PART I

Item 1. Business.

Overview

Zeta is a leading AI-powered omnichannel data-driven cloud platform that provides enterprises with consumer intelligence and marketing automation software. We empower our customers to target, connect and engage consumers through software that delivers personalized marketing across all addressable channels, including email, social media, web, chat, Connected TV (“CTV”) and video, among others. Our Generative AI (GenAI)-driven marketing solutions enable brands to personalize experiences at scale, measure impact with precision and optimize marketing spend to increase return on investment (“ROI”). With the integration of LiveIntent’s identity graph and publisher network, we have strengthened our Data Cloud assets and our ability to deliver authenticated, people-based marketing across addressable channels.

Our Zeta Marketing Platform, or ZMP, is an AI-powered marketing platform with identity data at its core. Leveraging GenAI and machine learning, the ZMP processes billions of structured and unstructured data signals to predict consumer intent, optimize messaging and drive personalized messaging across all channels. The integration of LiveIntent’s identity graph expands Zeta’s first-party data foundation, strengthening authenticated identity resolution and deterministic targeting. The ZMP enables brands to connect with consumers through native integration of marketing channels and API integration with third parties. The ZMP’s data-driven algorithms and processes learn and optimize each customer’s marketing program in real time, producing a ‘flywheel effect’ that enables our customers to test, learn and improve their marketing programs in real time.

The ZMP enhances our customers’ ability to personalize consumer experiences at scale across multiple touchpoints. With AI-driven automation, brands can orchestrate highly effective programs through intuitive workflows and real-time intelligence. Our Consumer Data Platform (“CDP+”) now integrates LiveIntent’s identity graph, improving identity resolution while maintaining compliance with evolving privacy standards. Our Agile Intelligence®suite (formerly known as Opportunity Explorer) synthesizes Zeta’s proprietary data and data generated by our customers to uncover consumer insights that are translated into marketing programs designed for highly targeted audiences across digital channels, including email, SMS, websites, applications, social media, CTV and chat.

We designed the ZMP using a flexible, service-oriented architecture to support evolving AI-powered marketing use cases, facilitate rapid development of new solutions, and meet the growing complexity of marketing requirements. The ZMP is hosted in the Zeta Hybrid Cloud, which is a unique pairing of a public cloud (AWS/Google/Azure) deployment and self-hosted private cloud (VMware/Docker/Kubernetes) resources designed to facilitate workload management in a cost-effective, performant and efficient manner.

We have dedicated significant resources to building customer trust by strengthening data privacy, security, and AI governance within our platform. Our investments include enhanced identity security protocols, AI-driven compliance monitoring, and expanded data protection capabilities. These initiatives are supported by engineers, analysts, lawyers, policy experts and security specialists, leveraging hardware and software from leading vendors. Our platform provides advanced consent management capabilities, enabling precise application of opt-in and opt-out preferences across data sources, products, and customer engagements.

The ZMP is built on the following four pillars:

1. Zeta’s Data Set

Our data set, which contains more than 245 million individuals in the U.S. and more than 535 million individuals globally, is a comprehensive mix of proprietary, partner, and publicly available data, now strengthened by LiveIntent’s authenticated identity graph, providing enhanced first-party resolution. This data set includes an average of more than 2,500 attributes per individual, which may be demographic, behavioral, psychographic, transactional, or indicative of preference.

On average, we ingest more than one trillion content consumption signals per month on a global basis and synthesize this information into hundreds of intent-based audiences, which can then be used to create marketing programs. All this data is managed through a proprietary database structure that has patented flexibility, speed and scalability.

2. AI Engine

We believe our proprietary data is key to our AI engine. We analyze this data through extensive application of AI technologies, including GenAI, machine learning, natural language processing, and predictive AI. We leverage our AI technologies and proprietary data within the ZMP to:

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

• Create channel and content recommendations to optimize marketing performance;

• Enable ZMP users to create GenAI agents and workflows, which chain discrete tasks together for automations;

•
Determine intent of a ZMP user using GenAI and recommend next actions; and

• Leverage GenAI for the creation of campaigns, creative, audiences, experiences, data onboarding processes, and analysis of analytics.

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

4. Performance Optimization

Zeta’s platform provides AI-powered real-time analytics to our customers through a graphical dashboard and makes recommendations for improvement through the same graphical interface. Our AI engineers continuously update the predictive AI models and machine learning algorithms to improve the ROI for our customers.

Our Platform and Products

The ZMP is a single platform designed to enable enterprises to acquire, grow and retain consumer relationships more efficiently and effectively than alternative solutions available in the market. The platform consists of three core products (ESP, CDP+, and DSP) with modules that can be activated to meet our customers’ specific business needs. The integration of LiveIntent strengthens our CDP+ offering by improving identity resolution technology, expanding the size and scope of the Data Cloud and enhancing first-party data activation. Artificial intelligence is native to the ZMP, unlocking new capabilities for identity-based personalization, automated optimization, and AI-powered forecasting. Our customers can purchase our products individually or in combination based on their evolving needs. We also offer various technical upgrades, consulting services, additional integrations, and access to ad-hoc data sources, services, and channels. As a result, our customers are incentivized to allocate an increasing percentage of their marketing budgets to our platform and to enter long-term contractual commitments.

Messaging – ESP

Zeta Messaging, our ESP offering, provides our customers with end-to-end AI-powered omnichannel messaging capabilities. From segmentation to automation of campaigns, we deliver rich, individualized experiences that drive engagement through email, mobile, social and other digital channels. Using access to our intelligence tools, our ESP customers can expand their knowledge of their customers with past purchase behavior, channel preferences, real-time interests, and predictive intent. Our built-in artificial intelligence not only selects audiences and automates campaigns, but it can also optimize content and recommendations dynamically, based on our intelligence-driven understanding of customer needs, interests, and forecasted behavior. As a component of the ZMP, Zeta Messaging offers integrated data management, enterprise-scale delivery and support, and sophisticated omnichannel orchestration. Our customers benefit from an account team committed to their success and backed by experts in strategy, content creation, data and analytics.

Data Management – CDP+

Our customers can use Zeta CDP+ as their system of record for all consumer information. Now enhanced with LiveIntent’s identity graph, Zeta CDP+ delivers a single, actionable view of customers and prospects that includes real-time identifiers and signals as well as other key attributes. Customers can consolidate multiple databases and internal and external data feeds, and organize their data based on their unique needs and performance metrics. By leveraging AI-driven identity resolution, Zeta CDP+ enables customers to better recognize and engage anonymous website visitors, activating individualized experiences across multiple channels. The integration of LiveIntent expands our ability to unify deterministic and probabilistic identity matching, improving accuracy in audience creation, targeting and measurement. Zeta CDP+ maintains extensive technical flexibility, adapting to custom data schemas with limited or no pre-configuration required. If necessary, we can also engineer a deeper level of data integration between Zeta CDP+ and a customer’s unique marketing infrastructure.

Activation – DSP

Zeta’s DSP helps our customers to maximize the power of paid media to engage the right audiences with precision and efficiency. Now incorporating LiveIntent’s publisher network as a source of curated audiences, Zeta’s DSP delivers highly personalized, targeted experiences via desktop, inbox, mobile, CTV and social, among other addressable channels. It operates on one of the industry’s most durable and persistent identity graphs, anchored by people-based identifiers with minimal reliance on third-party cookies. In turn, Zeta’s DSP provides enhanced AI-driven attribution and real-time media optimization, reducing data loss across channels, while intelligently adjusting media spend for better ROI. Through our single-platform approach, we can integrate paid media and multichannel campaigns to deliver true cross-channel marketing across desktop, mobile, display and video, CTV, search, email, and web, among other channels. With the addition of LiveIntent’s first-party data, our proprietary data has become even more powerful, providing customers with richer, real-time insights to drive campaign performance.

Intelligence – Agile

Actionable intelligence is the foundation of the ZMP and our products. Powered by AI and strengthened by LiveIntent’s first-party data, our Agile Intelligence suite synthesizes trillions of behavioral signals into intent-based scores tied to a unique individual through our Agile Intelligence product suite. By incorporating LiveIntent’s deterministic identity resolution, our intelligence offerings further enhance audience insights, improving targeting precision across channels. Based on our proprietary data and uniquely modeled intender scores, Agile Intelligence presents immediate and actionable opportunities within the ZMP that our customers can leverage to drive growth. A closed-loop cycle from insight to activation enables our AI engine to quickly learn from available data, identify the most impactful signals and continuously refine the Zeta Identity Graphs™. The Agile Intelligence suite is seamlessly integrated into the fabric of the ZMP and is accessible through five product modules, providing market intelligence, customer intelligence, prospect intelligence, competitor intelligence, and location intelligence. Examples of the intelligence tools that our product modules provide include:

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

Further penetrate our existing customer base. We have customers spanning a wide spectrum of industry verticals, and we believe we can achieve significant organic growth by cross-selling our existing solutions, making full use of our data capabilities and insights and by capturing an increased share of our scaled customers’ marketing spend by introducing new features and functionalities within the ZMP.

Acquire new scaled customers. We continue to aggressively pursue new scaled customers by investing in our sales and customer service teams while driving increased efficiencies in our go-to-market approach. We also continue to focus on converting our scaled customers into new super-scaled customers. The Agile Intelligence suite also serves as a sales accelerator to help acquire and grow new customers. We also have extensive relationships with many marketing agencies and enterprises and believe we can continue to extend our platform to provide B2B marketing capabilities.

Continue to innovate and develop new products. With over 500 data scientists and engineers, we continue to believe we are well positioned to quickly develop new products and take full advantage of the shift to digital marketing. Since we view data as one of our key competitive advantages, we also continue to invest resources to expand our data offerings, both from third-party providers, as well as our proprietary data sources.

Continue to strengthen our partnership ecosystem and expand sales capacity. With a continued focus on growing our sales capacity, we are continuing to build upon a sophisticated sales operation to focus on opportunity creation and progression. We believe these capabilities will allow us to further strengthen our relationships with our existing customers and gain global market share.

Expand into international markets. As we expand relationships with our existing customers in the U.S., we are also continuing to invest in select regions in Europe.

Our Key Strengths

Zeta’s competitive strengths historically have included the following:

Omnichannel Engagement

Through the ZMP, our customers can identify and engage consumers across a wide range of digital channels. These channels can work independently, in parallel or in concert depending on marketing strategies and consumer behaviors. With the integration of LiveIntent’s premium publisher inventory, our reach has expanded across authenticated environments, particularly in email-based marketing.

Actionable Insights

Our AI-powered Agile Intelligence suite provides customers with real-time, intent-driven insights. By continuously learning from trillions of behavioral signals, our platform enables brands to make data-driven decisions with even greater precision, now enhanced by LiveIntent’s first-party identity resolution.

Recognized Leader in Marketing Automation

The ZMP has been recognized as an industry leader in the marketing automation sector for its ability to automate complex marketing workflows. With embedded GenAI, customers can now scale personalization, optimize performance, and improve efficiency with minimal manual intervention. In 2024, we were recognized, for the third time in a row, as a “Leader” in The Forrester Wave™: Email Marketing Service Providers, Q3 2024 and received the highest Current Offering score and the highest possible scores across 13 criteria including vision, roadmap, artificial intelligence, organizational improvement, and privacy. In 2024, we were also recognized as a “Strong Performer” in The Forrester Wave™: Customer Data Platforms for B2C, with the highest possible scores across six criteria, and as a “Challenger” in Gartner’s Magic Quadrant™: Multi-Channel Marketing Hubs, Q4, 2024. In addition, in 2023, we were named as a “Leader” in IDC’s MarketScape for Worldwide Omni-Channel Marketing Platforms for B2C Enterprises.

Secure, Scalable and Reliable Platform

The ZMP has been designed to provide our customers with high levels of reliability, data integrity, performance and security. Our hybrid cloud infrastructure is designed to ensure enterprise-grade security, real-time data integrity, and high-performance marketing execution. We built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost-effectively to tens of thousands of customers and millions of users. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously. Our architecture also enables us to segment access privileges across our user base. As privacy regulations evolve, our privacy-first identity resolution framework strengthens compliance while maintaining addressability at scale.

AI-Powered Personalization

Zeta’s leadership in identity-based marketing is further enhanced with LiveIntent’s deterministic matching and first-party data solutions. Our AI models continuously refine customer identity graphs, enabling persistent, cross-channel engagement while reducing reliance on third-party cookies to bring personalization at scale to life.

Our Customers

We work with some of the largest and most well-known enterprises across a wide spectrum of industry verticals including consumer & retail, insurance, telecommunications, financial services, and business services, which contributed 22%, 10%, 9%, 8% and 7% of our revenues for the year ended December 31, 2024 and 17%, 6%, 15%, 10%, and 10% of our revenues for the year ended December 31, 2023, respectively. 98% of our revenue for the year ended December 31, 2024 was derived from scaled customers, which we define as customers from which we have generated trailing-12-month revenue of at least $100,000. As a subset of scaled customers, we define super-scaled customers as customers from which we have generated trailing-12-month revenue of at least $1,000,000. We had 1,793 and 1,242 total customers, and 527 and 452 scaled customers, including 148 and 131 super-scaled customers, as of December 31, 2024 and 2023, respectively.

Competition

The markets for our products are characterized by intense competition, new industry standards, evolving distribution models, disruptive technology developments, frequent product introductions, short product life cycles, price cutting with resulting downward pressure on gross margins and price sensitivity on the part of customers. Our future success will depend on our ability to differentiate through AI-powered marketing solutions, enhance identity resolution with first-party data, and become indispensable through better integration of our products into an enterprise’s ecosystem. In addition, our competitive position can be strengthened by introducing new products on a timely and cost-effective basis, meeting evolving customer needs, providing best-in-class data security, extending our core technology into new applications and anticipating emerging standards, business models, software delivery methods and other technological changes.

We believe no single company has offerings that match the AI-powered capabilities of the ZMP, but we face collective competition from a variety of companies. Our competitive market is highly fragmented with most competitors focused on specific use cases, end markets and/or types of data sets and point solutions. We believe the principal factors that drive competition between vendors in our market include:

• Quality of insights and analytics;

• Omnichannel automation;

• Real-time scoring and decisioning of data sets;

• Utility of data management tools;

• Comprehensive systems integration;

• Ease and speed of data ingestion and data onboarding; and

• Scale and scope of identity and audience data.

We believe we compete favorably across these factors. With the integration of LiveIntent’s identity graph and publisher network, Zeta now provides a more differentiated first-party data ecosystem, enhancing our ability to compete on deterministic identity resolution. We believe the ZMP’s competitive advantages include:

• AI-powered workflows and automation that optimize engagement and efficiency;

• Deterministic identity resolution, enhanced through LiveIntent’s first-party data assets, improving targeting accuracy and privacy compliance;

• Intuitiveness and ease of use;

• Comprehensive feature set;

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

Seasonality and Cyclicality

Our business is affected by seasonal fluctuations in marketing activity, as well as cyclicality in political activity and economic conditions.

Seasonality. In general, the marketing industry experiences seasonal trends that affect the vast majority of participants in the digital marketing ecosystem. Historically, marketing activity is higher in the fourth quarter of the calendar year to coincide with the holiday shopping season as compared to the first quarter. As a result, the subsequent first quarter tends to reflect lower activity levels and lower performance. We generally expect these seasonality trends to continue, and our ability to effectively manage our resources in anticipation of these trends may affect our operating results.

Cyclicality. Our political and advocacy customers are impacted by political cycles, leading us to generally experience higher revenues in presidential election years. This cyclicality may affect comparability of results between non-election years.

Data Privacy & Security Laws

Contemporary consumers use multiple platforms to learn about and purchase products, and have come to expect a seamless experience across all channels. This challenges marketing organizations to balance the demands of the consumer for a seamless experience with privacy-compliant methods of managing data and using such data to create these experiences. The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of data. In the U.S., both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on the collection and use of consumer data, including as it relates to internet-based marketing. For example, California enacted broad-based privacy legislation, the California Consumer Privacy Act of 2018, as supplemented by the California Privacy Rights Act, which came into force in 2023 (the “CCPA”); similar laws are now in effect in other states. Additionally, laws in California and other states impose further obligations on data brokers. We anticipate that, as with the CCPA, new laws in the U.S. will generally allow personal information collection by businesses as the default, so long as data use practices are made transparent to consumers and consumer rights are honored when requested (i.e., opt-out model), with the exception of select classes of sensitive data. Zeta believes that a continued emphasis on an opt-out regime in the U.S. will mean a continued ability to collect and use non-sensitive personal data at scale for marketing purposes.

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

For additional information about the privacy-related laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations, please see the section titled “Risk Factors—Risks Related to Data Collection and Security, Intellectual Property and Technology Industry Regulations.”

Human Capital

We believe that our employees love working at Zeta because they believe that they are working towards a larger mission. We pride ourselves in hiring the best global talent with employees across the U.S. (including New York and Silicon Valley), the EU, the UK and India. As of December 31, 2024, we had 2,191 employees, including 1,130 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.

Inclusion and Belonging

Zeta is dedicated to building an environment where every employee thrives. We strive to foster a space where everyone can show up as their authentic selves, share their unique perspectives, and together drive the company to new heights. We work to provide every employee with the tools, resources, forums, and platforms that empower them to thrive as individuals.

We currently have seven employee-led groups at Zeta, which foster a culture of inclusion and support: APAC (Asian and Pacific Community), Black @ Zeta (Black Community), Mundo @ Zeta (Hispanic and Latin/a/o/x Community), Pride (LGBTQIA+ Community), Women @ Zeta (Women’s Community), Green @ Zeta (Sustainability and ESG Initiatives) and Limitless (Neurodiversity Community). These groups are open to all employees, including allies.

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

Intellectual Property

We have a patent portfolio of more than 130 U.S. and international patents and applications which include 29 granted patents and 34 pending patent applications covering machine learning and artificial intelligence (AI). Our AI patents focus on integrating predictive personalization, outcome forecasting, and GenAI holistically throughout our products to increase efficiency, enhance user experience, and deliver better customer outcomes. Other aspects of our patent portfolio cover data governance, security, and identity management technology. Our key patents in these areas enhance the transferability and integrity of our data assets and the interoperability and scalability of our data platforms. We also currently own trademark registrations and applications for the ZETA and DISQUS names and variants thereof and other product-related marks in the United States and certain foreign countries. We have also registered numerous internet domain names related to our business. We also rely on copyright laws to protect creative aspects of our website and computer programs related to our platform and our proprietary technologies. In addition, we enter into confidentiality agreements and invention or work product assignment agreements with employees and contractors involved in the development of our proprietary intellectual property. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.

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

• We may experience fluctuations in our operating results, including during presidential elections years where we generally generate higher revenues, which could make our future operating results difficult to compare and predict.

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

• The impact of our business and financial condition of incurring additional debt or issuing new debt or equity securities.

• Catastrophic events such as pandemics, hurricanes, wildfires, tornadoes, earthquakes, flooding, droughts and power outages, and business and operational interruption by man-made problems such as war, conflicts and acts of terrorism.

•
We may issue additional equity or debt securities in the future in order to raise capital. Additional issuances of equity securities would dilute the investment of our current stockholders and could cause the market price of our Class A Common Stock to decline.

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

In 2024, our top ten customers accounted for more than one-third of our total revenue, and no customer accounted for more than 10% of our total revenue. Occasionally, we enter into separate contracts and billing relationships with individual marketing agencies that are owned by the same holding company and account for them as separate customers. However, if a holding company of multiple marketing agencies chooses to exert control over the individual agencies in the future and terminate their relationship with us, it could result in a disproportionate loss of revenue.

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

We may experience fluctuations in our operating results, including during presidential elections years where we generally generate higher revenues, which could make our future operating results difficult to compare and predict. Consequently, we may not be able to meet our expectations or those of securities analysts and investors.

Our quarterly and annual operating results have fluctuated in the past, and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Our liquidity and revenue can fluctuate quarter to quarter as certain of our customers have seasonal marketing activity. Historically, marketing activity is higher in the fourth quarter of the calendar year to coincide with the holiday shopping season as compared to the first quarter. As a result, the subsequent first quarter tends to reflect lower activity levels and lower performance. Our revenues are also impacted by political cycles in which we generally generate higher revenues in congressional elections years, and particularly presidential election years. In addition, the varying nature of our pricing mix between periods, customers and products may also make it more difficult for us to forecast our future operating results. Further, these factors may make it more difficult to make comparisons between prior, current and future periods. As a result, period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance.

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

• the U.S. presidential election cycles potentially leading to higher revenue generation compared to non-election years;

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

• general economic and market conditions, including as a result of changes in U.S. trade policies, such as new or increased tariffs and retaliatory responses from other countries, and the resulting impact on our customers’ businesses;

• extraordinary expenses, such as litigation or other dispute-related settlement payments; and

• future accounting pronouncements or changes in our accounting policies.

Any one of the factors referred to above or herein or the cumulative effect of any combination of factors referred to above or herein may result in our operating results that are below our expectations and the expectations of securities analysts and investors, or may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators (“KPIs”). This variability and unpredictability could result in our failure to meet our business plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on our results of operations in the short term.

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

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction of new and enhanced offerings by our competitors, making it intensely competitive. To sustain and grow our revenue, we must continuously respond to the different trends driving our industry. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and platform and meet customer demand and evolving industry standards. As we continue to grow and attract a broader customer base, we will have to invest more time and effort to maintain a certain level of performance in our products and platform.

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

Without the timely introduction of new products, solutions and enhancements, our offerings could become technologically or commercially obsolete over time, or we may be required to make unanticipated and costly changes to our platform or business model, in which case our revenue and operating results would suffer. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we fail to enhance our current products and solutions or fail to develop new products to adapt to our rapidly changing industry or to evolving customers’ needs, demand for our platform could decrease, and our business, operating results and financial condition may be adversely affected.

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

The enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the U.S. or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant management efforts and result in significant cash expenditures and could harm our business, operating results and financial condition. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, operating results and financial condition.

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

Our success depends upon the continued service of members of our senior management team and other key employees. Our Co-Founder and Chief Executive Officer, David Steinberg, is critical to our overall management, as well as the continued development of our platform, relationships with our customers and vendors and our overall strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. In addition, some of our key employees may receive significant proceeds from sales of our Class A Common Stock, which may reduce their incentive to continue to work for us. As a result, we may be unable to retain them, which could make it difficult to operate our business, cause us to lose expertise or know-how and increase our recruitment and training costs.

Our success also depends on our ability to hire, train, retain and motivate new employees. We have incurred substantial stock-based compensation expense and will continue to incur stock-based compensation expense in future years as a result of our equity compensation plan under which we grant time-based and performance-based restricted stock awards. Competition for employees in our industry can be intense, and we compete for experienced personnel with many companies that have greater resources than we have. The market for engineering talent is particularly intense in New York, where we are headquartered, and in the San Francisco Bay Area, the EU and India, where we have offices. Our future growth will also depend in part on our ability to establish sales teams that effectively solve problems and efficiently execute our objectives. We will need to establish teams that are well versed in complex and varied systems of distribution across national, regional and international markets. We believe that there is significant competition for sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel with relevant industry knowledge and strong selling skills.

We believe our corporate culture has been critical to our success, and we plan to continue to invest time and resources to continue building it. In particular, our human capital initiatives are a strategic imperative at Zeta. Our team is focused on driving inclusiveness, innovation and stronger business results by attracting a broader talent pool and creating a more inclusive work environment for all our employees around the world. Although we have adopted policies to promote compliance with laws and regulations as well as to foster a respectful workplace for all employees, our employees may fail to abide by these policies, relevant laws and regulations, or any new laws or regulations or interpretations of existing legal requirements. In addition to damaging our reputation, actual or alleged misconduct could affect the confidence of our stockholders, regulators and other parties and could have a material adverse effect on our business, operating results and financial condition.

Acquisitions or strategic investments could be difficult to identify and integrate (including the integration of our recent acquisition of LiveIntent), divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.

As part of our growth strategy, we have acquired and may continue to acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Acquisitions are inherently risky and if they fail, they can result in costly remediating steps such as litigation and divesture. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. The anticipated benefits of any acquisition (including our recent acquisition of LiveIntent) or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, operating results and financial condition, including risks arising from:

• difficulties in integrating the operations, technologies, product or service offerings, administrative systems and personnel of LiveIntent or any other acquired businesses, especially if those businesses operate outside of our core competency or geographies in which we currently operate;

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

• complications in the integration of LiveIntent or any other acquired businesses or diminished prospects;

• failure to generate the expected financial results related to the LiveIntent acquisition or other future acquisitions on a timely manner or at all;

• weak, ineffective, or incomplete data privacy compliance strategies by the acquired company resulting in our inability to use acquired data assets;

• failure to accurately forecast the financial or other business impacts of an acquisition; and

• implementation or remediation of effective controls, procedures and policies for acquired businesses.

To fund acquisitions, we have in the past and may in the future pay cash, which would diminish our cash reserves, or issue additional shares of our Class A Common Stock, which could dilute current stockholders’ holdings in our company. Borrowing to fund an acquisition would result in increased fixed obligations and could also subject us to covenants or other restrictions that could limit our ability to effectively run our business.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, operating results and financial condition by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases. Measures to mitigate inflationary impacts may not be effective, or there could be a difference between the timing of when these beneficial actions impact our results of operations and when increased costs due to inflation are incurred.

Our international operations subject us to additional costs and risks and may not yield returns, and our continued international expansion may not be successful.

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

Our business is subject to the risk of catastrophic events such as pandemics, hurricanes, wildfires, tornadoes, earthquakes, extreme weather events, flooding, droughts and power outages, and to business and operational interruption by man-made problems such as war, conflicts and terrorism.

Our business is vulnerable to damage or interruption from pandemics, hurricanes, wildfires, tornadoes, earthquakes, extreme weather events, flooding, droughts, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster could have a material adverse effect on our business, operating results, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that we may incur. Climate change and other environmental and social pressures are expected to increase the frequency and intensity of certain such events, as well as contribute to chronic changes (such as changes to water levels and meteorological and hydrological patterns) that may result in similar risks. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, any disruptions of the foregoing could negatively impact our ability to run our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could have an adverse effect on our business, operating results, and financial condition.

Pandemics, such as the COVID-19 pandemic, which negatively impacted our business, operating results and financial condition, or other health crises could have a material negative impact on economic and market conditions around the world, which could have a significant negative impact on our and our customers, suppliers’ or other partners’ business, operating results, and financial condition. Further, actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our and our customers, suppliers’ or other partners’ business, financial condition or growth strategy.

We are subject to various risks associated with environmental, social, and governance matters.

There is increased scrutiny from investors, customers, policymakers, and other stakeholder regarding companies management of climate change, human capital, and various other environmental, social, and governance (“ESG”) matters. We engage in various initiatives to manage such matters and address stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. For example, many of our initiatives leverage methodologies, standards, and data that are complex and continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder.

Moreover, various stakeholders have different, and at times conflicting, expectations. For example, while some policymakers (such as the State of California and the European Union) have adopted requirements for various disclosures or actions on ESG matters, policymakers in other jurisdictions have sought to constrain companies’ consideration of such matters in certain circumstances. Proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations or requirements entails costs, and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, issues attracting and retaining employees or customers, regulatory or investor engagement, or other adverse impacts to our business.

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

We have one of the largest compilations of personal data relating to U.S. and international consumers in the world. The ability of our platform to deliver high quality solutions to our customers is based on our technology’s capability to derive relevant, actionable insights from the data that we ingest into our systems and our ability to execute marketing programs across digital channels such as email, social media, website and other touchpoints to engage consumers. The principal way that we collect individual data is directly from the consumers when they register or interact with our platform (such as the DISQUS commenting system), or with partners’ services. We also use various tracking technologies, both proprietary and those provided through third-party suppliers in order to connect to individuals across marketing channels for the purpose of targeting consumers and delivering campaigns. The future of these and other digital data collection practices is evolving, with some prominent companies in the industry recently announcing that they will implement their own individual data collection tools and phase out others. This approach may or may not be compatible with our current operations in those channels and platforms. It is yet to be determined if there will be an industry-wide framework for targeting consumers in a digital environment. Furthermore, regulatory and legislative actions may influence which data collection tools are permitted in various jurisdictions and may further restrict our data collection efforts. Without this incremental data, we may not have sufficient insight into the consumer’s activity to provide some of our current tools, which may impact our capacity to execute our customers’ programs efficiently and effectively.

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition and the price of our Class A Common Stock.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. For example, a short seller report published in November 2024 included claims around a perceived failure of our data collection practices to comply with potential changes to applicable laws, adversely impacting the price of our Class A Common Stock. See “Risks Related to Public Reporting Matters and an Investment in Our Class A Common Stock–Short sellers of our stock may be manipulative and may drive down the market price of our Class A Common Stock, harm our brand and reputation, and negatively impact our business, operating results and financial condition.”

In the U.S., numerous state laws impose standards relating to the privacy, security, transmission and breach reporting of personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our customers and our strategic partners. For example, the CCPA creates individual privacy rights for California consumers and imposes privacy and security obligations on entities handling personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches suffered as a result of the business’s violation of the duty to implement and maintain reasonable security procedures and practices, and this may lead to breach litigation. Further, as amended by the California Privacy Rights Act, the CCPA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. Similar laws are now in effect and enforceable in other states. Additionally, state regulators may exercise greater scrutiny regarding the collection and processing of personal information for purposes of online advertising, marketing, and analytics. These laws and their requirements could have a material adverse effect on our financial performance, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC sees failure to take appropriate steps to keep consumers’ personal information secure as constituting unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has in recent years conducted enforcement actions against other companies that created new precedents that may require us to adjust our business practices. Future FTC enforcement actions against marketing companies could result in more material impacts to us.

Our communications with consumers are also subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act of 1991 (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The FTC and the Federal Communications Commission have been active in expanding regulatory and enforcement activities related to TCPA-covered practices. State laws in Connecticut and Maryland created additional requirements and penalties for violations relating to telemarketing and SMS marketing. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA and related state laws impose significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted using email, telephone, fax or text message. Additional laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

New requirements relating to automated, browser-based, or one-stop opt-out mechanisms (“OOMs”) such as the Global Privacy Control, the forthcoming opt-out mechanism for data brokers established under the California Delete Act, or other OOMs that will be established in the future may result in significantly larger numbers of consumers opting out of having their data used for marketing purposes versus historical averages. This could result in Zeta having less access to consumer data, impacting performance of our services or resulting in loss of business.

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

Among other requirements, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S.; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/European Economic Area (“EEA”) to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”) by stating reliance on SCCs alone may not be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision have taken a restrictive approach to international data transfers. Further the European Commission published revised standard contractual clauses for data transfers from the EEA (mandatory for new transfers since September 27, 2021, and for existing transfers since December 27, 2022) and the UK Information Commissioner’s Office published its own new data transfer standard contracts for data transfers from the UK (mandatory for new transfers since September 21, 2022 and for existing transfers since March 21, 2024). We expect the existing legal complexity and uncertainty regarding international data transfers to continue and in particular, we expect international transfers to the U.S. and other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

For transfers from the EEA to the UK the European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws and violations of such laws could result in regulatory investigations, fines, orders to cease / change our use of such technologies, as well as civil claims including class actions, and reputational damage. In July 2021, we received a notice from Norwegian authorities of an intent to impose a fine for our alleged failure to adhere to the GDPR with respect to the collection of personal data via cookies in their country. We challenged the Norwegian Data Protection Authority’s (“DPA”) decision, and in October 2024, the DPA issued a final order in the case citing a breach of the GDPR, but reducing the fine to zero.

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

Any unfavorable publicity or negative public perception of current data collection practices has in the past adversely impacted the price of our Class A Common Stock and could in the future harm our business, results of operations, financial condition and the price of our Class A Common Stock, including from additional regulations which may impact the effectiveness of our data cloud and platform.

The growth of the digital marketing industry has led to increased scrutiny from consumer groups, government agencies and news organizations. Negative publicity about the digital marketing industry as a whole or about an individual actor, regardless of the accuracy, could harm our business, results of operations and financial condition, and negatively affect the price of our Class A Common Stock. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the digital marketing industry for its collection, storage and use of data. Also, a short seller report published in November 2024 included claims about our data collection practices, adversely impacting the price of our Class A Common Stock. See “Risks Related to Public Reporting Matters and an Investment in Our Class A Common Stock–Short sellers of our stock may be manipulative and may drive down the market price of our Class A Common Stock, harm our brand and reputation, and negatively impact our business, operating results and financial condition.” Furthermore, government agencies have recently been, and may continue to be, more active in regulating and enforcing rules that relate to the collection, use, sharing and disclosure of data.

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

Risks Related to the Use and Development of Artificial Intelligence

We leverage new technologies and platforms to improve business effectiveness, including the use of artificial intelligence technologies.

We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”), throughout our business, and are making significant investments in this area. For example, we use AI Technologies for internal business cases and also to develop and provide certain products, including the uses listed in the section titled “Business—Patented AI Engine.”

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer, or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of products and services that incorporate AI Technologies is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to raise capital, expand our business, provide, improve and diversify our product offerings, continue our operations and efficiently manage our operating expenses, and respond effectively to competitive developments.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings for which we may be unable to recover damages from the affected provider.

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

In the United States and internationally, AI is the subject of evolving review by various governmental and regulatory agencies, including the SEC and the FTC and amongst the states, and changes in laws, rules, directives and regulations governing the use of AI may adversely affect the ability of our business to use or rely on AI. For example, California and other states have implemented, or are in the process of implementing, laws, rules, and regulations that impose obligations on the use of automated decision making. Further, in October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI Tools. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI. Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI. Legislation related to AI has also been introduced at the federal level and is advancing at the state level.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (“EU AI Act”), entered into force establishing a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide artificial intelligence in the EU and – dependent on the AI use case – includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/or decisions in this area, likely to affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI for our business, or require us to change the way we use AI in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

We operate in an industry with an extensive history of intellectual property litigation. There is a risk that our business, platform and solutions may infringe or be alleged to infringe the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. We may also face allegations that our employees have misappropriated or divulged the trade secrets or other confidential information of their former employers or other third parties. Regardless of whether any of these claims have any merit, evaluating and defending these claims, including potentially challenging or attempting to invalidate the other party’s patents, is costly, time consuming, and diverts management attention and financial resources. Results of these litigation matters are difficult to predict, and we may not be successful in defending ourselves in such matters. If our defense is unsuccessful, or we are not successful in challenging or invalidating the patents of the third party claiming infringement, we may be required to stop offering some features, purchase licenses, which may not be available on favorable terms or at all, or modify our technology or our platform while we develop non-infringing substitutes, or incur significant settlement costs. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers in connection with any such litigation. Any of these events could have an adverse effect on our business, operating results and financial condition.

Our failure to meet content and inventory standards and provide products that our customers and third-party suppliers trust, could harm our brand and reputation and negatively impact our business, operating results and financial condition.

We do not provide or control either the content of the advertisements we serve or that of the websites providing the inventory. Our customers provide the content and third-party suppliers provide the inventory. Both marketers and third-party suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal and they are hesitant to spend money without guaranteed brand security. Additionally, our customers may seek to display marketing campaigns in jurisdictions that do not permit such campaigns. Our customers and third-party suppliers will often include provisions in their contracts that restrict the type of content that can be run in marketing campaigns. Inadvertently, we may serve such restricted ad content, or the advertisements we serve may contain malware, which could harm our or our customers’ brand and reputation, harm our relationships with our inventory suppliers and negatively impact our business, financial condition and operating results. Accordingly, a part of our business strategy is our ability to convince our customers that their brand and image are safe within our ecosystem. While we have established rules and guidance on how our platform is to be used, including prohibiting the display of content that is illegal, and we also utilize third-party software that looks for malware in all of our marketing campaigns, we cannot guarantee that we will be able to capture all violating media before it is posted. It is therefore possible that our customers may run a campaign that does not conform to our standards. If this were to happen, we may be liable to the customer for damages and incur costs associated with remediating the issue. Further, if this were to happen it could harm our and/or our customers’ brand and reputation, and negatively impact our business, financial condition and operating results.

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

Our platform utilizes software licensed to us by third-party authors under “open source” licenses, and we expect to continue to utilize open source software in the future. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solution introductions, result in a failure of our platform and harm our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches.

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

As of the date hereof, we have $200.0 million outstanding under our loan and security agreement (“Senior Secured Credit Facility”) with Bank of America, N.A., dated August 30, 2024. Borrowings under this agreement are secured by substantially all of our assets. For more information on our outstanding long-term borrowings, see Note 11 to our consolidated financial statements. This Senior Secured Credit Facility also restricts our ability, without the lender’s written consent, to, among other things:

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

The operating and financial restrictions and covenants in the Senior Secured Credit Facility, as well as any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these or other covenants may be affected by events beyond our control, and future breaches of these or other covenants could result in a default under the Senior Secured Credit Facility. If not waived, future defaults could cause all of the outstanding indebtedness under the Senior Secured Credit Facility to become immediately due and payable, and our access to further credit under the Senior Secured Credit Facility may terminate. If we do not have or are unable to generate sufficient cash to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we would be required to obtain additional debt or equity financing, which may not be available on favorable terms, or at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

Additionally, our future effective tax rates could be adversely affected by changes in tax laws (including tax treaties) or their interpretation. For example, the Inflation Reduction Act, passed on August 16, 2022, included a 15% corporate minimum tax applicable to tax years beginning after December 31, 2022 and a 1% excise tax on certain stock repurchases by U.S. corporations. We do not believe the corporate minimum tax will materially impact our effective tax rate or tax liability. The 1% excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase, subject to certain exceptions and netting rules. Also, on October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations, which is being or may be implemented in many jurisdictions. The OECD is also issuing additional guidelines, and it is unclear what impact, if any, adoption of these guidelines and their implementations may have on taxes applicable to us. Based on our current understanding of the minimum revenue thresholds contained in the proposed Pillar Two guidance, we are outside the scope of the implementation of the reporting requirements. We are continuing to evaluate the Pillar Two framework and its potential impact on future periods.

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

We have incurred substantial net operating losses (“NOLs”) during our history. Under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income may be limited. The applicable rules generally focus on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. We may experience ownership changes in the future as a result of future changes in our stock ownership, some of which changes may be outside our control. Similar provisions of state tax law may also apply to our state NOLs. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Public Reporting Matters and an Investment in Our Class A Common Stock

We may issue additional equity or debt securities in the future in order to raise capital. Additional issuances of equity securities would dilute the investment of our current stockholders and could cause the market price of our Class A Common Stock to decline, and we may also expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our restricted stock awards, which may have an adverse effect on our financial condition and results of operations.

Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt would dilute the interests of our existing stockholders. Further, sales of a substantial number of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A Common Stock and impair our ability to raise additional capital through the sale of equity. Our directors, executive officers, employees and, in certain instances, service providers, hold shares of common stock subject to outstanding options, time-based and performance-based restricted stock awards and restricted stock units under our equity incentive plans. Those shares and the shares reserved for future issuance under our equity incentive plans are and will become eligible for sale in the public market, subject to certain legal and contractual limitations. We cannot be certain whether and how many restricted stock units will satisfy their performance-based vesting conditions. Further, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We are unable to predict the effect that such sales related to the foregoing may have on the prevailing market price of our Class A Common Stock.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.

In November 2024, our board of directors authorized a share repurchase program to repurchase up to $100 million of shares of our outstanding Class A Common Stock through December 31, 2026. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including our stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our Senior Secured Credit Facility impose limitations on our ability to repurchase shares. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities.

Short sellers of our stock may be manipulative and may drive down the market price of our Class A Common Stock, harm our brand and reputation, and negatively impact our business, operating results and financial condition.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

In November 2024, a short seller issued a short report regarding Zeta, resulting in a decrease in the price of our Class A Common Stock on the day the short report was issued. Subsequently, numerous lawsuits were filed against us, against which we are vigorously defending ourselves. We believe the claims made in the report are without merit. Regardless of the merit of such claims, defending against them could cost us a significant amount of time and money, result in negative publicity, and/or adversely affect the price of our Class A Common Stock. In addition, if any claims or proceedings are decided against us or we pay a settlement, our financial condition and results of operations could be adversely affected. For additional information, see Item 3 of this Annual Report on Form 10-K.

In addition, we may be the subject of additional concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in the loss of customers or in further lawsuits, the uncertainty and expense of which could harm our brand and reputation and negatively impact our business, operating results and financial condition. There are no assurances that we will not face further short sellers’ efforts or similar tactics in the future, and the market price of our Class A Common Stock may decline as a result of their actions.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The rapid growth of our operations in recent years and our initial public offering in 2021 created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.

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

We may experience material weaknesses in our internal control over financial reporting in the future. Our failure to remediate these material weaknesses and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, the inability to timely report our financial condition or results of operations, investors losing confidence in our reported financial information and our stock price being adversely affected.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, expect to qualify for, and may rely on, exemptions from certain corporate governance requirements.

As of December 31, 2024, our Co-Founder and Chief Executive Officer, David Steinberg, beneficially owns a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we continue to be a controlled company within the meaning of the applicable stock exchange corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

Our Class B Common Stock is entitled to ten votes per share, and our Class A Common Stock is entitled to one vote per share. The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founder and Chief Executive Officer and his affiliates, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change in control transaction.

As of December 31, 2024, our Co-Founder and Chief Executive Officer, David Steinberg, and his affiliates held, in aggregate 53.7% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A Common Stock as part of a sale or other liquidity event and might ultimately affect the market price of our Class A Common Stock.

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

We design and assess our program based on multiple cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and ISO 27001. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF, ISO 27001 and other frameworks as guides to help us identify, assess, and manage cybersecurity risks relevant to our business. Our program is assessed by third-party security auditors on a yearly basis through our SOC II Type 2 and SOX audit processes.

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
•
the use of external service providers, where appropriate, to monitor our cybersecurity posture on a 24/7 basis in a co-managed Security Operations Center (SOC);
•
the design and deployment of a Defense-In-Depth layered technical security implementation leveraging best-of-breed components;
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

Our management team, including our CIO, Chief Information Security Office (CISO) and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO (to whom the CISO reports) regularly attends meetings of the Committee. Our management team’s experience includes decades of experience working in information security, advanced education, and information security certifications. Kurt Baumgarten, CISO, has a long history of successfully leading Information Security Programs across a diverse array of organizations such as Linedata SA, Indigo Ag, and Matterport. Kurt has multiple security certifications, such as CISA, CRISC, CDPSE, CGEIT, and has earned a master’s degree in information security from Norwich University as well as an MBA with a concentration in e-commerce. Dr. Jeffry Nimeroff, CIO, has a 25-year history of building technology groups and integrating Information Security programs at organizations ranging from startups like Hotsocket and Pet360 to established companies at various points in their lifecycle like CDnow, and Bertelsmann Music Group. Dr. Nimeroff has a PhD in Computer Science from the University of Pennsylvania.

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

All our offices are leased, and we do not own any real property. We believe that our current facilities are sufficient to meet our present needs. As we grow, we expect that suitable additional space will be available to either expand existing offices or open new office locations.

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

We and members of our senior executive team have received subpoenas from the SEC in connection with an investigation into Kubient, Inc., a company we worked with prior to our initial public offering, and from the United States Attorney’s Office for the Southern District of New York, which is conducting a parallel investigation. The amount of business that we conducted with Kubient was quantitively insignificant to Zeta, and we have not worked with Kubient since 2020. We are cooperating with the investigation.

On November 22, 2024, a purported stockholder of the Company filed putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company and the Company’s Chief Executive Officer, David A. Steinberg, and the Company’s Chief Financial Officer, Christopher Greiner, entitled Davoodi v. Zeta Global Holdings Corp. Lead Plaintiff motions are due on January 21, 2025. The Complaint alleges, based in part on the report from Culper Research, that the defendants made false and misleading statements and omissions about the Company’s business, operations, and prospects between February 27, 2024 and November 13, 2024. We are vigorously defending ourselves against this lawsuit, and we believe the claims made in the report are without merit. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between February 27, 2024 and November 13, 2024 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees, and costs. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss.

On December 11, 2024 and December 23, 2024, purported stockholders of the Company filed shareholder derivative complaints in the U.S. District Court for the Southern District of New York purportedly on the Company’s behalf against members of the Company’s board of directors and the Company as a nominal defendant, which have been consolidated into a single lawsuit captioned In re Zeta Global Holdings Corp. Stockholder Derivative Litigation, based on the same underlying allegations as in the Davoodi case (described above). The complaints allege (i) violations of Section 14(a) of the Securities Exchange Act of 1934, (ii) breach of fiduciary duty, (iii) unjust enrichment, (iv) abuse of control, (v) gross mismanagement, (vi) waste of corporate assets, (vii) contribution under Section 10(b) and 21D of the Securities Exchange Act of 1934, and (viii) aiding and abetting. We are vigorously defending ourselves against this lawsuit, and we believe the claims made in the report are without merit. The Company’s board members are each party to an indemnification agreement with the Company that may require the Company to reimburse the board members for certain expenses and other costs related to this lawsuit. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss.

For a description of our legal proceedings, see Note 12 to our audited consolidated financial statements in the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K.

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

Stockholders

As of February 14, 2025, there were 196 holders of record of our Class A Common Stock and 10 holders of record of our Class B Common Stock.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Common stock repurchases during the quarter ended December 31, 2024 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2024 – October 31, 2024	—	—	—	$14.7
November 1, 2024 – November 30, 2024	1,205,480	$19.54	1,205,480	$91.2
December 1, 2024 – December 31, 2024	380,990	$18.95	380,990	$83.9
Total	1,586,470		1,586,470

(1) On August 3, 2022, the Company’s Board of Directors authorized a stock repurchase and withholding program of up to $50 million in the aggregate for (i) repurchases of the Company’s outstanding Class A Common Stock through December 31, 2024 and (ii) the withholding of shares as an alternative to market sales by certain executives to satisfy tax withholding requirements upon vesting of restricted stock awards. On November 13, 2024, the Company's Board of Directors authorized a new stock repurchase program for up to $100 million of Company’s Class A Common Stock through December 31, 2026 (the “2024 SRP”). The 2024 SRP supplements the 2022 SRP.

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

The following graph depicts the total cumulative stockholder return of our Class A Common Stock from June 10, 2021, the first day of trading of our Class A Common Stock on the NYSE, through December 31, 2024, relative to the performance of the Nasdaq Composite, Nasdaq Computer and Russell 2000 indices. The graph assumes an initial investment of $100.00 at the close of trading on June 10, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our management’s discussion and analysis of financial condition and results of operations included in this document generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024.

Overview

Zeta is a leading AI-powered omnichannel data-driven cloud platform that provides enterprises with consumer intelligence and marketing automation software. We empower our customers to target, connect and engage consumers through software that delivers personalized marketing across all addressable channels, including email, social media, web, chat, Connected TV (“CTV”) and video, among others. Our Generative AI (GenAI)-driven marketing solutions enable brands to personalize experiences at scale, measure impact with precision and optimize marketing spend to increase return on investment (“ROI”). With the integration of LiveIntent’s identity graph and publisher network, we have strengthened our Data Cloud assets and our ability to deliver authenticated, people-based marketing across addressable channels.

Our Zeta Marketing Platform, or ZMP, is an AI-powered marketing platform with identity data at its core. Leveraging GenAI and machine learning, the ZMP processes billions of structured and unstructured data signals to predict consumer intent, optimize messaging and drive personalized messaging across all channels. The integration of LiveIntent’s identity graph expands Zeta’s first-party data foundation, strengthening authenticated identity resolution and deterministic targeting. The ZMP enables brands to connect with consumers through native integration of marketing channels and application programming interface ("API") integration with third parties. The ZMP’s data-driven algorithms and processes learn and optimize each customer’s marketing program in real time, producing a ‘flywheel effect’ that enables our customers to test, learn and improve their marketing programs in real time.

The ZMP enhances our customers' ability to personalize consumer experiences at scale across multiple touchpoints. With AI-driven automation, brands can orchestrate highly effective programs through intuitive workflows and real-time intelligence. Our Consumer Data Platform ("CDP+") now integrates LiveIntent’s identity graph, improving identity resolution while maintaining compliance with evolving privacy standards. Our Agile Intelligence® suite (formerly known as Opportunity Explorer) synthesizes Zeta’s proprietary data and data generated by our customers to uncover consumer insights that are translated into marketing programs designed for highly targeted audiences across digital channels, including email, SMS, websites, applications, social media, CTV and chat.

Factors Affecting Results of Operations

The following factors have been important to our business, and we expect them to impact our results of operations and financial condition in future periods:

New Scaled Customer Acquisition

We are focused on increasing the number of scaled customers that adopt the ZMP in their enterprises. We define “scaled customers” as customers from which we generated at least $100,000 in revenues in the trailing twelve months. Our long-term growth and operating results will depend on our ability to attract more scaled customers as we address their most pressing marketing automation needs. We will continue to focus on enterprises across multiple geographies. Between January 1, 2024 and December 31, 2024, our sales team increased by 16 sales employees, and we expect to continue to invest in our go-to-market efforts in 2025. We have significantly enhanced our sales techniques in order to build a collaborative environment that encourages cross-selling and implemented a new learning and development program for our sales team. Our sales team productivity increases with tenure and our current management system gives us confidence that we are well positioned for sustainable growth. Our Agile Intelligence suite is a module that provides actionable insights to our customers and serves as an entry point into the ZMP. Agile Intelligence suite has been a proven way to land scaled customers, with minimal cost of implementation and high value adoption.

Drive Increase to Average Revenue Per User

During the year ended December 31, 2024, we experienced an increase in our scaled customer Average Revenue Per User (“ARPU”), which resulted in our revenues increasing for the year compared to the prior-year period. Our scaled customer ARPU growth resulted primarily from the effects of transitioning our sales team model to focus a dedicated team on new business development and a separate team on training and educating new and existing users on our platform capabilities. Our transition to this hunter/farmer sales model has included focusing more of our sales team on growth of existing scaled customers and aligning scaled customers with sellers that have specific industry expertise.

Expand Sales to Existing Customers

We adhere to a “land, expand, extend” sales model. After prospecting and landing new scaled customers, we focus on expanding sales to such scaled customers. This includes increasing their use of one product and/or embedding multiple products within an enterprise with our Agile Intelligence suite serving as the connective tissue across multiple products. We have scaled customers both in the U.S. and internationally and we believe we can achieve growth by cross-selling our existing solutions and introducing new features and functionalities within the platform. We expect that our ability to increase adoption of our products within existing scaled customers increases our future opportunities through additional sales. As part of this strategy, we expect to drive expansion in the number of channels per scaled customer. During the year ended December 31, 2024 and 2023, our channels per scaled customer were 2.3 and 2.1, respectively.

We use an annual net revenue retention (“NRR”) rate as a measure of our ability to retain and expand business generated from our existing customers base. We believe that many companies frequently use annual NRR rate as an indicator for determining customer loyalty. We calculate our annual NRR rate by dividing current year revenue earned from customers from which we also earned revenue in the prior year, by the prior year revenues. Our annual NRR rate was 113.6% and 110.9% for the years ended December 31, 2024 and 2023, respectively. We exclude political and advocacy customers, which represented 8.0% and 1.8% of revenue for 2024 and 2023, respectively, from our calculation of annual NRR rate because of the biennial nature of these customers.

Our customer loyalty is also reflected in the table below, which breaks down the tenure of our scaled customers for the year ended December 31, 2024.

Tenure for All Scaled Customers for Year Ended December 31, 2024

Customer Tenure	Number of Scaled Customers	% of Scaled Customers	% of Scaled Customer Revenue
3+ Years	283	53.7%	73.6%
1-3 Years	138	26.2%	17.1%
Under 1 Year	106	20.1%	9.3%
Total	527	100.0%	100.0%

Additionally, of our 148 super-scaled customers who generated at least $1.0 million in revenue in the trailing twelve months, 95 have a tenure of 3+ years.

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

Investment in Innovation

We intend to invest in our business in order to drive long-term growth in an expanding market and capture economies of scale derived from a larger business base. For example, we plan to invest in our research and development activities to ensure we remain at the forefront of data management, AI development and marketing automation. We will also continue to invest in our sales and marketing capabilities. Lastly, we expect to invest in the expansion of markets including international and the B2B sector. We plan to incur additional general and administrative expenses to support our growth. Even as cost of revenues (excluding depreciation and amortization) and other operating expenses fluctuate over time and may be negatively impacted by factors beyond our control, we plan to remain focused on making necessary investments to drive long-term growth.

Seasonality and Cyclicality

In general, the marketing industry experiences seasonal trends that affect the vast majority of participants in the digital marketing ecosystem, as well as cyclicality in political activity in economic conditions. Historically, marketing activity is higher in the fourth quarter of the calendar year to coincide with the holiday shopping season as compared to the first quarter. As a result, the subsequent first quarter tends to reflect lower activity levels and lower performance. In addition, political and advocacy customers are impacted by political cycles, with generally higher activity in presidential election years. We generally expect these seasonality and cyclicality trends to continue and our ability to effectively manage our resources in anticipation of these trends may affect our operating results.

Key Performance Metrics

We review key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams.

Scaled customers

We measure and track the number of scaled customers on a trailing twelve months basis because our ability to attract new scaled customers, grow our scaled customer base and retain or expand our business with existing scaled customers is both an important contributor to our revenue growth and an indicator to investors of our measurable success. We define scaled customers as customers from which we generated at least $100,000 in revenues during the trailing twelve months. As a subset of scaled customers, we define super-scaled customers as customers from which we generated at least $1.0 million in revenues during the trailing twelve months. We calculate the number of scaled and super-scaled customers at the end of each reporting period as the number of customers billed during each applicable period. As of December 31, 2024, we had 527 scaled customers representing 98% of total revenue in 2024, compared to 452 scaled customers as of December 31, 2023, representing 97% of total revenue in 2023.

	December 31,
	2024	2023
Scaled customers	527	452

Scaled customers increased 17% to 527 as of December 31, 2024, compared to 452 as of December 31, 2023, primarily due to higher usage of platform among our customers and new additions to our scaled customer base. Of our scaled customers, 148 and 131 are super-scaled customers as of December 31, 2024 and 2023, respectively.

Scaled customer ARPU

We believe that our ability to increase scaled customer ARPU is an indicator of our ability to grow the long-term value of existing customer relationships. We calculate the scaled customer ARPU as revenue for the corresponding period divided by the number of scaled customers at the end of that period. We believe that scaled customer ARPU is useful for investors because it is an indicator of our ability to increase revenue and scale our business.

	Year ended December 31,
	2024	2023
Scaled customer ARPU (in thousands)	$1,868	$1,572

Scaled customer ARPU increased 19% to $1,868 thousand for the year ended December 31, 2024, compared to $1,572 thousand for the year ended December 31, 2023, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers increased 27% to $5.7 million (across 148 customers) for the year ended December 31, 2024, compared to $4.5 million (across 131 customers) for the year ended December 31, 2023.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For 2024 and 2023, we derived 70% and 72% of our revenues from direct platforms, respectively, and 30% and 28% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Estimates.”

Cost of revenues (excluding depreciation and amortization)

Cost of revenues excludes depreciation and amortization and consists primarily of media and marketing costs and certain employee-related costs. Media and marketing costs consist primarily of fees paid to third-party publishers, media owners or managers, and strategic partners that are directly related to revenue-generating events. We pay these third-party publishers, media owners or managers and strategic partners on revenue-share, a cost-per-lead, cost-per-click, or cost-per-thousand-impressions basis. Expenses related to “internet traffic” associated with the viewing of available impressions or queries per second and costs of providing support to our customers are also included in the cost of revenues (excluding depreciation and amortization). Employee-related costs included in cost of revenues (excluding depreciation and amortization) include salaries, bonuses, commissions, stock-based compensation and employee benefit costs primarily related to individuals directly associated with providing services to our customers. Our cost of revenues (excluding depreciation and amortization) are dependent on the revenue mix and therefore can slightly increase or decrease in the future as a percentage of revenue over the long term.

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

Research and development expenses

Research and development expenses primarily consist of employee-related costs, including salaries, bonuses and employee benefit costs, stock-based compensation associated with engineering and IT services associated with the ongoing research and maintenance of internal use software. We expect to continue to invest in research and development in order to develop our technology platform to drive incremental value and growth, and as a result we expect research and development expenses to increase in absolute dollars in future periods. We also expect that research and development expenses to fluctuate from period to period as a percentage of revenue over the long term.

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

Interest expense, net

Interest expense, net primarily consists of interest payable on our long-term borrowings, net of interest earned on our short-term investments in money market accounts and other short-term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

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

Change in fair value of warrants and derivative liabilities

Change in fair value of warrants and derivative liabilities primarily relates to warrants to purchase shares of our common stock that we issued in connection with previous financing rounds, these warrants were converted into Class A Common Stock upon our initial public offering ("IPO"), and as such there is no revaluation impact of warrant liabilities during the years ended on December 31, 2024 and 2023. Historically, our derivative liability represented the conversion feature on our redeemable convertible preferred stock, which also extinguished upon our IPO. When we enter into transactions that include certain features that qualify to be embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging, that requires to bifurcate such features from their host instruments and account for them as free-standing derivative financial instruments if certain criteria are met. Future changes in the fair value of warrants and derivative liabilities depends on the Company entering into transactions that contain warrants or derivative features.

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

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, restricted stock units (“RSU”), performance-based stock units (“PSUs”) and stock options granted to employees, consultants or advisors and non-employee directors, and shares purchased under the Company’s employee stock purchase plan (“ESPP”), is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. See Note 13 Stock Based Compensation to our consolidated financial statements for further details.

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

Year ended December 31,
2025	2026	2027	2028	Total
$119,916	$56,570	$31,277	$11,848	$219,611

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. The Company's CODM is the Chief Executive Officer.

	Year ended December 31,
	2024	2023
Revenues	$1,005,754	$728,723
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	399,552	274,482
General and administrative expenses	204,595	205,419
Selling and marketing expenses	314,514	288,441
Research and development expenses	90,679	73,869
Depreciation and amortization	56,100	51,149
Acquisition- related expenses	8,229	203
Restructuring expenses	—	2,845
Total operating expenses	$1,073,669	$896,408
Loss from operations	(67,915)	(167,685)
Interest expense, net	7,147	10,939
Other (income) / expenses	(115)	7,820
Total other expenses	$7,032	$18,759
Loss before income taxes	(74,947)	(186,444)
Income tax (benefit) / provision	(5,176)	1,037
Net loss	$(69,771)	$(187,481)

Comparison of the Years Ended December 31, 2024 and 2023

Revenues

	Year Ended December 31,		Change
	2024	2023	Amount	%
Revenues	$1,005,754	$728,723	$277,031	38.0%

Revenues increased by $277.0 million, or 38.0%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in revenues is attributable to incremental revenues of $158.2 million from new customers (including approximately $16.9 million from the acquisition of LiveIntent made during the year ended December 31, 2024) and $118.8 million from existing customers.

Cost of revenues (excluding depreciation and amortization)

	Year Ended December 31,		Change
	2024	2023	Amount	%
Cost of revenues (excluding depreciation and amortization)	$399,552	$274,482	$125,070	45.6%

Cost of revenues (excluding depreciation and amortization) increased by $125.1 million, or 45.6%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily driven by $119.3 million of incremental media costs related to incremental revenues, higher technology expenses of $6.1 million and employee related costs of $0.6 million, partially offset by lower stock-based compensation of $1.0 million.

General and administrative expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
General and administrative expenses	$204,595	$205,419	$(824)	(0.4)%

General and administrative expenses decreased by $0.8 million, or 0.4%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was primarily driven by lower stock-based compensation of $23.1 million and professional services fees of $5.4 million, which were partially offset by higher computer and telecom related expenses of $16.0 million, employee related costs of $7.0 million and other general and administrative expenses of $4.8 million.

Selling and marketing expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
Selling and marketing expenses	$314,514	$288,441	$26,073	9.0%

Selling and marketing expenses increased by $26.1 million, or 9.0%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily driven by higher employee-related costs of $38.8 million and other sales and marketing-related expenses of $12.4 million, which were partially offset by lower stock-based compensation of $25.2 million.

Research and development expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
Research and development expenses	$90,679	$73,869	$16,810	22.8%

Research and development expenses increased by $16.8 million, or 22.8%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily driven by an increase in employee related costs of $13.2 million, higher consulting fees of $2.0 million and higher stock-based compensation of $1.4 million.

Depreciation and amortization

	Year Ended December 31,		Change
	2024	2023	Amount	%
Depreciation and amortization	$56,100	$51,149	$4,951	9.7%

Depreciation and amortization expense increased by $5.0 million, or 9.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily driven by higher amortization expenses related to intangible assets.

Acquisition-related expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
Acquisition-related expenses	$8,229	$203	$8,026	NM*

Acquisition-related expenses were $8.2 million during the year ended December 31, 2024 as compared to $0.2 million for the year ended December 31, 2023. These expenses were primarily driven by expenses incurred in connection with our LiveIntent acquisition, which was closed on October 21, 2024.

Restructuring expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
Restructuring expenses	$—	$2,845	$(2,845)	100.0%

We did not have any restructuring expenses for the year ended December 31, 2024. We recorded restructuring expenses of $2.8 million during the year ended December 31, 2023 related to employee termination costs due to internal restructuring.

Interest expense, net

	Year Ended December 31,		Change
	2024	2023	Amount	%
Interest expense, net	$7,147	$10,939	$(3,792)	(34.7)%

Interest expense, net decreased by $3.8 million, or 34.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to higher interest income earned on our money market accounts and short-term deposits.

Other (income) / expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
Other (income) / expenses	$(115)	$7,820	$(7,935)	(101.5)%

During the year ended December 31, 2024, we had other income of $0.1 million compared with other expenses of $7.8 million during the year ended December 31, 2023. This decrease in other expenses was primarily driven by a decrease in the fair value change of acquisition-related liabilities recorded during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Income tax (benefit) / provision

	Year Ended December 31,		Change
	2024	2023	Amount	%
Income tax (benefit) / provision	$(5,176)	$1,037	$(6,213)	NM*

*Not Meaningful

Income tax benefit increased by $6.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the year ended December 31, 2024, we recorded an income tax benefit of $5.2 million, which primarily related to the partial release of our U.S. valuation allowance as a business combination consummated during 2024, created a source of future taxable income, partially offset by an income tax provision for foreign taxes. For the year ended December 31, 2023, we recorded an income tax provision of $1.0 million, which primarily related to an income tax provision for foreign taxes.

The effective tax rate for the year ended December 31, 2024 was 6.9% and for the year ended December 31, 2023 was negative 0.5%. For both 2024 and 2023, our effective tax rates differ from the U.S. federal statutory rate of 21% primarily related to changes in our U.S. valuation allowance as we maintain a full valuation allowance against our U.S. net deferred tax assets based upon the weight of objective evidence.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income / (loss) adjusted for interest expense, net, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring capital raise related (including IPO) expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of the IPO, and other expenses. Acquisition-related expenses and restructuring expenses primarily consist of professional services fees, severance and other employee-related costs, which may vary from period to period depending on the timing of our acquisitions and restructuring activities and may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other expenses consist of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on extinguishment of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring capital raise related (including IPO) expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net income / (loss).

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Year ended December 31,
	2024	2023
Net loss	$(69,771)	$(187,481)
Net loss margin	(6.9)%	(25.7)%
Add back:
Depreciation and amortization	56,100	51,149
Restructuring expenses	—	2,845
Acquisition-related expenses	8,229	203
Capital raise related expenses	1,624	—
Stock-based compensation	194,984	242,881
Other (income) / expenses	(115)	7,820
Interest expense, net	7,147	10,939
Income tax (benefit) / provision	(5,176)	1,037
Adjusted EBITDA	$193,022	$129,393
Adjusted EBITDA margin	19.2%	17.8%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities. During 2024, we raised equity capital through an underwritten public offering of our Class A Common Stock, and issued 10,304,716 shares of Class A Common Stock, including 1,584,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $23.50 per share. The gross proceeds from the offering were $242.2 million, and net proceeds after underwriting discounts, commissions and offering expenses were approximately $229.0 million.

As of December 31, 2024, we had cash and cash equivalents of $366.2 million and net working capital, consisting of current assets less current liabilities of $417.2 million. As of December 31, 2024, we had an accumulated deficit of $1,028.3 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	For year ended December 31,
	2024	2023
Net cash provided by / (used for):
Cash provided by operating activities	$133,861	$90,523
Cash used for investing activities	(97,586)	(54,215)
Cash provided by / (used for) financing activities	197,923	(25,652)
Effect of exchange rate changes on cash and cash equivalents	227	(34)
Net increase in cash and cash equivalents	$234,425	$10,622

Net cash provided by operating activities

During the year ended December 31, 2024, net cash provided by operating activities of $133.9 million resulted primarily from adjusted non-cash items of $242.8 million, more than offsetting our net loss of $69.8 million. Non-cash items include stock-based compensation of $195.0 million, depreciation and amortization expense of $56.1 million and deferred income tax benefit of $7.3 million. Changes in working capital were primarily driven by increases in accounts receivable of $41.8 million, prepaid expenses of $6.3 million, other assets of $2.1 million and decreases in the accounts payable of $28.6 million, partially offset by increases in accrued expenses and other current liabilities of $32.6 million and deferred revenue of $6.3 million.

During the year ended December 31, 2023, net cash provided by operating activities of $90.5 million resulted primarily from adjusted non-cash items of $303.3 million, more than offsetting our net loss of $187.5 million. Non-cash items include stock-based compensation of $242.9 million, depreciation and amortization of $51.1 million and a change in fair value of acquisition-related liabilities of $7.2 million. Changes in working capital were primarily driven by increases in accounts receivable of $64.1 million and other assets of $1.3 million, partially offset by increases in accounts payable of $26.3 million and accrued expenses and other current liabilities of $12.0 million and a decrease in prepaid expenses of $1.1 million.

Net cash used for investing activities

During the year ended December 31, 2024, we used $97.6 million of cash in investing activities, primarily consisting of capital expenditures of $25.7 million (including a $19.8 million investment in data and partnership agreements), website and software development costs of $16.0 million and business and asset acquisitions and other investments of $55.8 million (net of cash acquired).

During the year ended December 31, 2023, we used $54.2 million of cash in investing activities, primarily consisting of capital expenditures of $20.5 million (including a $16.2 million investment in data and partnership agreements), website and software development costs of $15.5 million and business and asset acquisitions and other investments of $18.2 million (net of cash acquired).

Net cash provided by / (used for) financing activities

During the year ended December 31, 2024, net cash provided by financing activities of $198.0 million resulted primarily from the equity capital raise of $229.0 million, net proceeds from the credit facility refinancing of $11.6 million, $3.4 million paid by certain employees under the Company's employee stock purchase plan and exercise of options of $3.2 million, partially offset by payment of acquisition-related liabilities of $7.0 million, and repurchases of $42.2 million of our common stock under our share repurchase and RSA withholdings program.

During the year ended December 31, 2023, we used $25.7 million of cash in financing activities, primarily due to the repurchase of $13.4 million of our common stock repurchased under our share repurchase and RSA withholdings program and payment of acquisition-related liabilities of $15.5 million, partially offset by $3.1 million paid by certain employees under the ESPP.

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

On August 30, 2024, we refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550.0 million senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200.0 million (the “Term Loan”) and (ii) a $350.0 million senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, we drew down the $200.0 million Term Loan and repaid all outstanding obligations in the amount of $185.0 million under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. Interest shall be payable at the end of the selected interest period. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. As of December 31, 2024, we had $200.0 million (net of $3.7 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

We are currently in compliance with our financial covenants under the Senior Secured Credit Facility, and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. During the year ended December 31, 2024, we borrowed $1.3 million against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility. We do not engage in off-balance sheet financing arrangements.

Contractual obligations

As of December 31, 2024, our material contractual obligations were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
Long-term borrowings	$200,000	$6,250	$22,500	$171,250	$—
Operating leases	12,039	4,207	5,118	2,714	—
Purchase obligations	111,387	64,799	46,588	—	—
Total contractual obligations	$323,426	$75,256	$74,206	$173,964	$—

Acquisition-related contingent consideration payables and holdback payables are contractual obligations for which the timing of cash outflow cannot be estimated. Contingent consideration estimates may change based on actual results and may differ from management’s current expectations. For more information refer to Note 7 Acquisitions and Note 8 Acquisition-Related Liabilities to our consolidated financial statements and notes thereto included in the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K.

Share Repurchase and RSA Withholding Program

In August 2022, the Company's Board of Directors authorized a share repurchase and withholding program (the “2022 SRP”) authorizing the repurchase of up to $50.0 million of our outstanding Class A Common Stock through December 31, 2024 and authorizing withholding as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). On November 13, 2024, the Company's Board of Directors authorized a new stock repurchase program for up to $100.0 million of Company’s Class A Common Stock through December 31, 2026 (the “2024 SRP”). The 2024 SRP supplements the 2022 SRP. As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2022 SRP and 2024 SRP will reduce the number of weighted-average common shares outstanding for the period. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities by the Issuer or Affiliated Purchaser” for more information on the 2022 SRP and 2024 SRP.

Quarterly Financial Information (Unaudited)

The following table sets forth the Company’s quarterly consolidated statement of operations data for each of the four quarters in the one-year period ended December 31, 2024. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Quarter ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Revenues	$194,947	$227,839	$268,295	$314,673
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	76,873	91,082	105,652	125,945
General and administrative expenses	48,806	51,159	50,494	54,136
Selling and marketing expenses	71,415	75,604	84,548	82,947
Research and development expenses	19,986	23,614	22,807	24,272
Depreciation and amortization	13,741	12,964	12,590	16,805
Acquisition-related expenses	—	—	4,583	3,646
Total operating expenses	$230,821	$254,423	$280,674	$307,751
(Loss) / income from operations	(35,874)	(26,584)	(12,379)	6,922
Interest expense, net	2,625	2,560	1,945	17
Other expenses / (income)	671	(1,564)	2,851	(2,073)
Total other expenses / (income)	$3,296	$996	$4,796	$(2,056)
(Loss) / income before income taxes	(39,170)	(27,580)	(17,175)	8,978
Income tax provision/(benefit)	396	486	200	(6,258)
Net (loss) / income	$(39,566)	$(28,066)	$(17,375)	$15,236
Other comprehensive (income) / loss:
Foreign currency translation adjustment	50	(51)	(146)	150
Total comprehensive (loss) / income	$(39,616)	$(28,015)	$(17,229)	$15,086
Net (loss) / income per share
Net (loss) / income available to common stockholders	$(39,566)	$(28,066)	$(17,375)	$15,236
Basic (loss) / earnings per share	$(0.23)	$(0.16)	$(0.09)	$0.07
Diluted (loss) / earnings per share	$(0.23)	$(0.16)	$(0.09)	$0.06
Weighted average number of shares used to compute net (loss) / earnings per share
Basic	171,234,353	177,870,238	187,905,129	206,349,816
Diluted	171,234,353	177,870,238	187,905,129	250,320,459

The Company recorded total stock-based compensation as follows:

	Quarter ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Cost of revenues (excluding depreciation and amortization)	$271	$499	$394	$339
General and administrative expenses	18,899	16,728	14,709	15,003
Selling and marketing expenses	26,550	26,947	24,894	21,186
Research and development expenses	6,918	7,985	7,180	6,482
Total	$52,638	$52,159	$47,177	$43,010

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates are based on management's judgment and the best available information, and as such actual results could differ from those estimates.

While our significant accounting policies are described in more detail in Note 2 Basis of Presentation and Significant Accounting Policies in our consolidated financial statements included in the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

In certain contracts, we may act as principal when contracting for third-party services on behalf of our customers, because we control the specified goods or services before they are transferred to the customer and we are responsible for providing the specified goods or services, or we are responsible for directing and integrating third-party vendors to fulfill our performance obligation at the agreed upon contractual price. In such arrangements, we also take pricing risk under the terms of the customer contract. In certain media buying businesses, we act as principal when we control the buying process for the purchase of the media and contract directly with the media vendor. In these arrangements, we assume the pricing risk under the terms of the customer contract. In such cases, we include billable amounts related to third-party costs in the transaction price and record revenues at the gross amount billed, consistent with the manner that revenues are recognized for the underlying services contract.

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

Fair value

We grant stock-based payment awards including restricted stock, RSUs, PSUs, and stock options to employees, contractors or advisors and non-employee directors. We also maintain an ESPP pursuant to which participants may purchase shares of our Class A Common Stock through payroll contributions. We account for all stock-based payment awards using a fair value-based method. The fair value of restricted stock, RSUs and PSUs not subject to market conditions is based on the Company's closing stock price as of the day prior to the date of the grants. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation is recognized over the expected life of the option. The fair value of shares purchased under our ESPP was determined using the Black-Scholes-Merton model and PSUs subject to market conditions was determined using the Monte-Carlo Simulation Method, and the related stock-based compensation is recognized over the expected vesting term.

Key assumptions used to determine the fair value of stock options, shares purchase under our ESPP and PSUs subject to market conditions were as follows:

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

We perform an annual goodwill impairment test on October 1 every year based on financial statements as of September 30. Goodwill impairment is assessed based on a comparison of the fair value of our reporting units to the underlying carrying value of the reporting unit’s net assets, including goodwill. As of December 31, 2024, we have four reporting units. If the carrying value of the reporting unit exceeds its fair value, an impairment loss shall be recognized, in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For the years ended December 31, 2024 and 2023, annual goodwill impairment test, we elected to bypass the qualitative assessment for the four reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of the reporting units. As a result of this assessment, it was concluded that there was no impairment loss because the fair value of the reporting units significantly exceeded the respective carrying value of each reporting unit.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 Basis of Presentation and Significant Accounting Policies to our audited consolidated financial statements and notes thereto included in the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Term Loan borrowings, which accrue interest at a variable rate. As of December 31, 2024, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $200.0 million Term Loan, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of December 31, 2024, a hypothetical one percentage point increase or decrease in the interest rate would increase or decrease our annual interest expense by $2.0 million. There were no material changes in market risk exposures as of December 31, 2024. For more information, see Note 11 Credit Facilities to our audited consolidated financial statements and notes thereto included in the Financial Statements and Supplementary Data section of this Annual Report on Form 10-K.

Foreign Currency Risk

We have foreign currency risks related to a certain number of our foreign subsidiaries, in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.

Inflation Risk

In recent years, inflation increased significantly in the United States and overseas, resulting in rising wages and other costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Zeta Global Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zeta Global Holdings Corp. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 26, 2025

We have served as the Company's auditor since 2020.

Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$366,157	$131,732
Accounts receivable, net of allowance of $4,291 and $3,564 as of December 31, 2024 and 2023, respectively	235,227	170,131
Prepaid expenses	13,348	6,269
Other current assets	1,808	1,622
Total current assets	$616,540	$309,754
Non-current assets:
Property and equipment, net	8,856	7,452
Website and software development costs, net	28,949	32,124
Right-to-use assets - operating leases, net	8,806	6,603
Intangible assets, net	115,180	48,781
Goodwill	325,992	140,905
Deferred tax assets, net	619	728
Other non-current assets	6,431	4,367
Total non-current assets	$494,833	$240,960
Total assets	$1,111,373	$550,714
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,665	$63,572
Accrued expenses	121,400	85,455
Acquisition-related liabilities	12,727	17,234
Deferred revenue	10,348	3,301
Other current liabilities	11,197	6,823
Total current liabilities	$199,337	$176,385
Non-current liabilities:
Long-term borrowings	196,288	184,147
Acquisition-related liabilities	29,137	3,060
Other non-current liabilities	9,810	6,602
Total non-current liabilities	$235,235	$193,809
Total liabilities	$434,572	$370,194
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Class A Common Stock $0.001 per share par value, up to 3,750,000,000 shares authorized, 213,175,179 and 188,631,432 shares issued and outstanding as of December 31, 2024 and 2023, respectively	213	189
Class B Common Stock $0.001 per share par value, up to 50,000,000 shares authorized, 24,095,071 and 29,055,489 shares issued and outstanding as of December 31, 2024 and 2023, respectively	24	29
Additional paid-in capital	1,706,885	1,140,849
Accumulated deficit	(1,028,308)	(958,537)
Accumulated other comprehensive loss	(2,013)	(2,010)
Total stockholders’ equity	$676,801	$180,520
Total liabilities and stockholders' equity	$1,111,373	$550,714

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except shares and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenues	$1,005,754	$728,723	$590,961
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	399,552	274,482	215,466
General and administrative expenses	204,595	205,419	213,615
Selling and marketing expenses	314,514	288,441	299,238
Research and development expenses	90,679	73,869	69,454
Depreciation and amortization	56,100	51,149	51,878
Acquisition-related expenses	8,229	203	344
Restructuring expenses	—	2,845	—
Total operating expenses	$1,073,669	$896,408	$849,995
Loss from operations	(67,915)	(167,685)	(259,034)
Interest expense, net	7,147	10,939	7,303
Other (income) / expenses	(115)	7,820	13,983
Change in fair value of warrants and derivative liabilities	—	—	410
Total other expenses	$7,032	$18,759	$21,696
Loss before income taxes	(74,947)	(186,444)	(280,730)
Income tax (benefit) / provision	(5,176)	1,037	(1,491)
Net loss	$(69,771)	$(187,481)	$(279,239)
Other comprehensive loss / (income):
Foreign currency translation adjustment	3	(35)	(56)
Total comprehensive loss	$(69,774)	$(187,446)	$(279,183)
Net loss per share
Net loss available to common stockholders	$(69,771)	$(187,481)	$(279,239)
Basic loss per share	$(0.38)	$(1.20)	$(2.01)
Diluted loss per share	$(0.38)	$(1.20)	$(2.01)
Weighted average number of shares used to compute net loss per share
Basic	185,984,107	156,697,308	138,985,265
Diluted	185,984,107	156,697,308	138,985,265

The Company recorded stock-based compensation under respective lines of the above consolidated statements of operations and comprehensive loss:

	Year ended December 31,
	2024	2023	2022
Cost of revenues (excluding depreciation and amortization)	$1,503	$2,502	$6,634
General and administrative expenses	65,339	88,465	113,401
Selling and marketing expenses	99,577	124,732	152,377
Research and development expenses	28,565	27,182	26,580
Total	$194,984	$242,881	$298,992

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

(In thousands, except shares)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022	159,974,847	$160	37,856,095	$38	$584,208	$(491,817)	$(2,101)	$90,488
Shares issued in connection with certain agreements	2,065,833	2	—	—	19,003	—	—	19,005
Restricted stock grants	9,054,271	9	—	—	(9)	—	—	—
Shares issued with connection with employee stock purchase plan	409,997	—	—	—	2,742	—	—	2,742
Shares repurchased	(1,209,015)	(1)	—	—	(9,606)	—	—	(9,607)
Restricted stock forfeitures	(1,328,744)	(1)	—	—	1	—	—	—
Class B Common Stock transferred to Class A Common Stock	5,756,793	6	(5,756,793)	(6)	—	—	—	—
Options exercised	315,430	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	304,386	—	—	304,386
Restricted stock units vesting	227,505	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	(279,239)	—	(279,239)
Balance as of December 31, 2022 (1)	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Shares issued in connection with certain agreements	651,369	1	—	—	5,386	—	—	5,387
Restricted stock grants	11,467,755	11	—	—	(11)	—	—	—
Shares issued with connection with employee stock purchase plan	424,654	—	—	—	3,058	—	—	3,058
Shares repurchased	(1,360,153)	—	(325,923)	—	(15,421)	—	—	(15,421)
Restricted stock forfeitures	(1,241,675)	(1)	—	—	1	—	—	—
Class B Common Stock transferred to Class A Common Stock	2,717,890	3	(2,717,890)	(3)	—	—	—	—
Performance stock units vesting	142,500	—	—	—	—	—	—	—
Options exercised	63,500	—	—	—	241	—	—	241
Stock-based compensation	—	—	—	—	246,671	—	—	246,671
Restricted stock units vesting	498,675	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	35	35
Net loss	—	—	—	—	—	(187,481)	—	(187,481)
Balance as of December 31, 2023 (2)	188,631,432	$189	29,055,489	$29	$1,140,849	$(958,537)	$(2,010)	$180,520
Shares issued in connection with a follow-on public offering	10,304,716	10	—	—	228,946	—	—	228,956
Shares issued in connection with certain agreements	5,948,199	6	—	—	173,718	—	—	173,724
Restricted stock grants	1,550,343	2	—	—	(2)	—	—	—
Restricted stock forfeitures	(755,180)	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	348,130	—	—	—	3,406	—	—	3,406
Shares repurchased	(2,307,006)	(2)	—	—	(41,078)	—	—	(41,080)
Class B Common Stock transferred to Class A Common Stock	4,960,418	5	(4,960,418)	(5)	—	—	—	—
Performance stock units vested	3,539,683	3	—	—	(3)	—	—	—
Options exercised	429,989	—	—	—	3,175	—	—	3,175

Stock-based compensation	—	—	—	—	197,874	—	—	197,874
Restricted stock units vested	524,455	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(69,771)	—	(69,771)
Balance as of December 31, 2024 (3)	213,175,179	$213	24,095,071	$24	$1,706,885	$(1,028,308)	$(2,013)	$676,801

1. Includes 132,909,894 outstanding shares of Class A Common Stock, 15,512,217 outstanding shares of Class B Common Stock, 42,357,023 unvested shares of Class A restricted stock and 16,587,085 unvested shares of Class B restricted stock.

2. Includes 150,989,571 outstanding shares of Class A Common Stock, 17,886,352 outstanding shares of Class B Common Stock, 37,641,861 unvested shares of Class A restricted stock and 11,169,137 unvested shares of Class B restricted stock.

3. Includes 193,189,610 outstanding shares of Class A Common Stock, 17,776,198 outstanding shares of Class B Common Stock, 19,985,569 unvested shares of Class A restricted stock and 6,318,873 unvested shares of Class B restricted stock.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(69,771)	$(187,481)	$(279,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,100	51,149	51,878
Stock-based compensation	194,984	242,881	298,992
Deferred income taxes	(7,260)	11	(2,668)
Change in fair value of warrant and derivative liabilities	—	—	410
Change in fair value of acquisition-related liabilities	(979)	7,200	12,990
Others, net	(7)	2,015	(592)
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(41,836)	(64,052)	(19,826)
Prepaid expenses	(6,267)	1,061	(270)
Other current assets	103	243	(214)
Other non-current assets	(2,054)	(1,526)	63
Deferred revenue	6,256	807	(4,566)
Accounts payable	(28,580)	26,262	13,530
Accrued expenses and other current liabilities	32,581	12,443	10,001
Other non-current liabilities	591	(490)	(2,003)
Net cash provided by operating activities	$133,861	$90,523	$78,486
Cash flows from investing activities:
Capital expenditures	(25,727)	(20,483)	(22,232)
Website and software development costs	(16,040)	(15,487)	(17,004)
Acquisitions and other investments, net of cash acquired	(55,819)	(18,245)	(9,209)
Net cash used for investing activities	$(97,586)	$(54,215)	$(48,445)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(7,032)	(15,508)	(5,959)
Proceeds from credit facilities, net of issuance cost	209,103	11,250	5,625
Issuances under employee stock purchase plan	3,406	3,058	2,742
Exercise of options and warrants	3,175	241	199
Proceeds from equity capital raise, net of issuance cost	228,956	—	—
Repurchase of shares	(42,185)	(13,443)	(9,607)
Repayments against the credit facilities	(197,500)	(11,250)	(5,625)
Net cash provided by / (used for) financing activities	$197,923	$(25,652)	$(12,625)
Effect of exchange rate changes on cash and cash equivalents	227	(34)	(165)
Net increase in cash and cash equivalents	$234,425	$10,622	$17,251
Cash and cash equivalents, beginning of period	131,732	121,110	103,859
Cash and cash equivalents, end of period	$366,157	$131,732	$121,110
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$7,348	$10,481	$5,673
Cash paid for income taxes, net	$1,886	$1,900	$1,611
Liability established in connection with acquisitions	$30,269	$8,189	$20,529
Capitalized stock-based compensation as website and software development	$2,890	$3,790	$5,394
Shares issued in connection with acquisitions and other agreements	$173,724	$5,387	$19,005
Non-cash settlement of warrants and derivative liabilities	$—	$—	$410
Right-to-use assets established	$5,019	$165	$9,559
Operating lease liabilities established	$5,019	$165	$12,050
Non-cash consideration for website and software development	$1,011	$963	$1,654

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

(b) Follow-on Offering

On September 4, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein (collectively, the “underwriters”), and GPI Capital Gemini Hold Co LP (the “selling stockholder”) in connection with (i) the offering, issuance and sale by the Company of 10,304,716 shares of the Company’s Class A Common Stock, including 1,584,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, and (ii) the offering and sale by the selling stockholder of 4,875,284 shares of the Company’s Class A Common Stock, including 396,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $23.50 per share, less underwriting discounts and commissions. The offering closed on September 6, 2024.

The gross proceeds to the Company from the offering were $242,161, and net proceeds after underwriting discounts, commissions and offering expenses were approximately $228,956. The Company did not receive any proceeds from the sale of its Class A Common Stock by the selling stockholder. The Company intends to use the net proceeds from the sale of shares for general corporate purposes.

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

(c) Net loss per share attributable to common stockholders:

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Refer to Note 20 Net Loss Per Share Attributable to Common Stockholders for further discussion.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $11,101 and $5,346 as of December 31, 2024 and 2023, respectively, and are included in the account receivables, net, in the consolidated balance sheets.

Contract liabilities consists of deferred revenues that represents amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the years ended on December 31, 2024 and 2023, the Company billed and collected $20,419 and $5,243 in advance, respectively, and recognized $13,372 and $4,170, respectively, as revenues. As of the years ended on December 31, 2024 and 2023, the deferred revenues are $10,348 and $3,301, respectively.

Practical expedients and exemptions

The Company applies the following optional exemptions:

a) does not disclose transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance;

b) for certain contracts, the Company utilizes the right to invoice practical expedient because the right to invoice corresponds directly with the value transferred to the customer.

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

As of December 31, 2024, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $74,100 and $93,000, respectively.

Disaggregation of revenues from contract with customers

The Company reports disaggregation of revenues based on primary geographical markets and delivery channels / platforms. Revenues by delivery channels / platforms are based on whether the customer requirements necessitate integration with platforms or delivery channels not owned by the Company. When the Company generates revenues entirely through the Company platform, the Company considers it to be direct platform revenue.

When the Company generates revenue by leveraging its platform’s integration with third parties, it is considered integrated platform revenue.

The following table summarizes disaggregation for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Direct platform revenue	70%	72%	77%
Integrated platform revenue	30%	28%	23%

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

Restructuring expenses:

Restructuring expenses primarily consist of employee termination costs due to internal restructuring.

(f) Cash and cash equivalents:

Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains cash balances with banks which at times may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of December 31, 2024 and 2023, approximately 1.1% and 0.4% of cash and cash equivalents, respectively, were held in accounts outside the United States and not protected by FDIC insurance.

(g) Accounts receivable and allowance for expected credit losses:

Accounts receivable are carried at original invoice amount less an allowance for expected credit losses. Allowances for expected credit losses are established through an evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of receivables. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customers, current economic industry trends, and changes in customer payment terms. If the financial conditions of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Past due balances over 90 days and over a specified amount are reviewed individually for collectability.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

The following table reconciles the changes in the allowance for expected credit losses for the years ended December 31, 2024 and 2023:

Balance as of January 1, 2023	$1,882
Bad debt expense	2,272
Write offs	(590)
Balance as of December 31, 2023	$3,564
Bad debt expense	1,726
Write offs	(999)
Balance as of December 31, 2024	$4,291

Accounts receivable includes unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2024, and 2023, the Company had $11,101 and $5,346 of unbilled accounts receivable, respectively.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property and equipment are used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment for assets held and used was recorded for the years ended December 31, 2024 and 2023.

(i) Website and software development costs, net:

The Company capitalizes the cost of internally developed software that has a useful life in excess of one year. These costs consist of the salaries, bonuses, stock-based compensation and other employee benefits costs of employees working on such software development. Capitalization begins during the application development stage, following completion of the preliminary project stage. If a project constitutes an enhancement to previously developed software, it is assessed whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases, and the Company estimates the useful life of the asset and begins amortization using the straight-line method. The estimated useful life of the Company’s website and software development costs is three years. The Company annually assesses whether triggering events are present to review developed software for impairment. Based on this assessment, there was no event during the year ended December 31, 2024 that required the Company to perform such impairment analysis.

(j) Intangible assets, net:

Intangible assets are recorded at cost less accumulated amortization. Cost of intangible assets acquired through business combinations represents their fair market value at the date of acquisition. Amortization is calculated using the straight-line method which is consistent with the realization of cash flows over the weighted average useful lives of the intangible assets, which are as follows:

Estimated Useful Life (Years)
Tradenames	4-7
Data supply relationships	2-5
Completed technologies	3-10
Customer relationships	3-12

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

The Company reviews the carrying value of its definite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used, and the effects of obsolescence, demand, competition and other economic factors. For the year ended December 31, 2024 and 2023, no such events and circumstances were noticed that would trigger such assessment and therefore no impairment was recorded.

(k) Goodwill:

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but rather tested for impairment at least annually or more often if and when circumstances indicate that goodwill may not be recoverable. The Company performs an annual goodwill impairment test on October 1 of every year at a reporting unit level based on the financial statements as of September 30. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. As of December 31, 2024, the Company has four reporting units.

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

For the years ended December 31, 2024 and 2023 annual goodwill impairment test, the Company elected to bypass the qualitative assessment for its four reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of the reporting units. As a result of this assessment, it was concluded that there was no impairment loss because the fair value of the reporting units significantly exceeded their respective carrying value as of each of the dates. Specifically, for the year ended December 31, 2024, the difference between the fair value and the book value of the reporting units was in the range of $379,763-$2,615,524.

(l) Income taxes:

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the Consolidated Statements of Operations and Comprehensive Loss in the period that includes the enactment date. A valuation allowance is established when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes are more fully discussed in Note 18 Income Taxes.

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

(n) Financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, warrants and derivative liabilities, acquisition-related liabilities, which are primarily denominated in U.S. dollars. The carrying amounts of some of these instruments approximate their fair values principally due to the short-term nature of these items. The Company uses a third-party valuation firm to determine the fair value of warrants and derivative and acquisition-related liabilities periodically and such valuations are calculated using a variety of methods including market multiples, comparable market transactions and discounted cash flows. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest rate, currency or credit risk arising from these financial instruments.

With respect to accounts receivable, the Company is exposed to credit risk arising from the potential for counterparties to default on their contractual obligations to the Company. The Company generally does not require collateral to support accounts receivable. The Company establishes an allowance for expected credit losses that corresponds with the specific credit risk of its customers, historical trends, and economic circumstances.

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

See Note 16 Fair Value Disclosures for additional information regarding fair value.

(o) Warrants and derivative liabilities:

When warrants or similar instruments are issued, the Company applies the guidance in ASC Topic 815, Derivative and Hedging ("ASC 815") to determine if the warrants should be classified as equity instruments or as derivative instruments. Generally, warrants that are indexed to the Company’s own stock would be classified as equity instruments and are not classified as derivative instruments under this guidance. A key element to consider in determining if a warrant would be considered indexed to the Company’s own stock is if the warrants settlement amount is equal to the difference between the fair value of a fixed number of equity shares and a fixed monetary amount.

This criterion is sometimes known as the “fixed-for fixed” criteria. In cases where the fixed for fixed criteria are not met, the warrants are classified as derivative instruments.

When the Company enters into transactions, that include certain features that qualify to be embedded derivatives in accordance with ASC 815, applicable GAAP requires the Company to bifurcate such features from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. As of December 31, 2024 and 2023, there were no outstanding warrants and derivatives for the Company.

(p) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and stock options granted to the employees, consultants or advisors and non-employee directors, as well as shares purchased under the Company's 2021 Employee Stock Purchase Plan ("2021 ESPP"), is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to "Note 13. Stock-Based Compensation").

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

The Company accounts for its PSU awards that are subject to market conditions based on the fair value determined using the Monte Carlo simulation method, by a third-party valuation firm engaged by the Company. The Company accounts for PSU awards that are not subject to market conditions based on the Company's closing stock price as of the day prior to the date of grant. The Company accounts for the forfeitures, as they occur. The Company uses the graded vesting attribution method to recognize the stock-based compensation related to restricted stock awards, RSUs and stock options and straight-line over the term method for all the other awards.

(q) Segments:

During the year ended December 31, 2024, the Company adopted ASU No. 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” The ASU requires a public entity to include a narrative explanation of how its Chief Operating Decision Maker ("CODM") uses each reported measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. Since it operates as one operating segment, all required financial segment information can be found in the consolidated financial statements.

The CODM uses net loss and Adjusted EBITDA to allocate resources. Adjusted EBITDA is defined as the Company’s net income / (loss) from operations before interest expense, net, income taxes, depreciation, and amortization adjusted for certain non-recurring expenses. The CODM considers budget-to-actual variances on a monthly basis for these metrics when making decisions about allocating capital and personnel resources of the Company.

Revenues and long-lived assets by geographic region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographic region consisted of the following:

	Year ended December 31,
	2024	2023	2022
US	$974,946	$700,060	$566,694
International	30,808	28,663	24,267
Total revenues	$1,005,754	$728,723	$590,961

Total long-lived assets (including right-to-use assets) by geographic region consisted of the following:

	Year ended December 21,
	2024	2023
US	$13,914	$44,039
International	3,748	2,140
Total long-lived assets	$17,662	$46,179

(r) Operating leases:

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

New accounting pronouncements

Recently adopted:

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly presented to the CODM and incorporated into each reported segment profit or loss measure. Entities are required to provide both the amount and a detailed description of the composition of other segment items to reconcile them with the segment profit or loss. Furthermore, organizations must disclose the title and position of their CODM. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments in this update are required to be applied on a retrospective basis. The guidance was adopted by the Company for the year ended December 31, 2024, and the Company, accordingly, made the required changes in its segment related disclosure. The adoption of ASU 2023-07 did not have any material impact on the Company's audited consolidated financial statements.

Not yet adopted:

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the income statement (such as cost of sales and SG&A expenses). The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its audited consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its audited consolidated financial statements and related disclosures and will adopt this policy for the year ended December 31, 2025.

Note 3—Property and Equipment, Net

The details of property and equipment, net and related accumulated depreciation, are set forth below:

	December 31, 2024	December 31, 2023
Computer equipment and purchased software	$30,429	$25,553
Office equipment and furniture	1,439	1,170
Leasehold improvements	2,704	2,409
Property and equipment, gross	34,572	29,132
Less: Accumulated depreciation	(25,716)	(21,680)
Property and equipment, net	$8,856	$7,452

Depreciation expense for the years ended December 31, 2024 and 2023 was $4,193 and $3,744, respectively.

During the years ended December 31, 2024 and 2023, the gross amount of certain fully depreciated property and equipment, no longer in use, was off-set with an equal amount of accumulated depreciation of $157 and $1,983, respectively.

Note 4—Website and Software Development Costs, Net

The details of website and software development costs, net and the related accumulated amortization are set forth below:

	December 31, 2024	December 31, 2023
Website and software development costs	$134,044	$114,931
Less: Accumulated amortization	(105,095)	(82,807)
Website and software development costs, net	$28,949	$32,124

Website and software development costs capitalized during the years ended December 31, 2024 and 2023 were $19,113 and $19,965, respectively. Amortization expense for website and software development costs for the years ended December 31, 2024 and 2023 was $22,288 and $24,163, respectively.

During the year ended December 31, 2023, gross amount of certain fully amortized website and software development costs, no longer in use, was off-set with an equal amount of accumulated amortization of $58,658. There was no such write-off during the year ended December 31, 2024.

Note 5—Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	December 31, 2024			December 31, 2023
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$61,342	$(36,682)	$24,660	$43,484	$(20,350)	$23,134
Tradenames	14,940	(3,063)	11,877	2,720	(2,706)	14
Completed technologies	71,112	(32,437)	38,675	34,932	(26,164)	8,768
Customer relationships	104,213	(64,245)	39,968	74,453	(57,588)	16,865
Total intangible assets	$251,607	$(136,427)	$115,180	$155,589	$(106,808)	$48,781

Amortization expense of intangibles for the years ended 2024 and 2023 was $29,619 and $23,242, respectively.

Weighted average useful life of the unamortized intangibles as of December 31, 2024 was 3.30 years. Based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
2025	$42,937
2026	34,478
2027	23,663
2028	9,207
2029	1,746
2030 and thereafter	3,149
Total	$115,180

Note 6—Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2023	$133,069
Acquisition of WhatCounts	7,824
Foreign currency translation	12
Balance as of December 31, 2023	$140,905
Acquisition of LiveIntent	185,091
Foreign currency translation	(4)
Balance as of December 31, 2024	$325,992

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration, the unpaid amounts of these liabilities are included in the acquisition-related liabilities on the consolidated balance sheets as of December 31, 2024 and 2023.

(a) LiveIntent, Inc.

On October 7, 2024, the Company entered into a stock purchase agreement with the seller of LiveIntent, Inc., (“LiveIntent”) to purchase all of its issued and outstanding shares of common stock. The Company closed this acquisition on October 21, 2024. The Company concluded that the transaction represents an acquisition of a business under ASC 805, Business Combinations. The fair value of the aggregate purchase consideration for the LiveIntent acquisition was $285,982, including $26,983 paid for cash acquired as part of this acquisition, $16,898 as estimated earn-outs based on the achievement of certain operating targets of the acquired business and $14,350 as certain holdbacks. The Company paid $55,819 (net of cash acquired) and issued 5,839,656 shares of Class A Common Stock. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $29,760 as customer relationships intangibles, $36,180 as completed technologies, $12,220 as tradenames, $185,091 as goodwill, and $22,731 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 4.0 years.

Prior to the acquisition, LiveIntent was a pioneer in people-based marketing, with proprietary technology powering mobile-centric experiences and first-party identity solutions to identify, unlock, engage, and monetize audiences across channels. Therefore, the Company paid a premium to acquire LiveIntent assets, which is represented as Goodwill in the above purchase price allocation. The Company incurred $8,229 as acquisition-related expenses related to this acquisition during the year ended December 31, 2024.

Goodwill acquired by the Company in its LiveIntent acquisition is not deductible for tax purposes.

Pro Forma Information—The unaudited pro forma consolidated revenues of the Company for the year ended December 31, 2024 and 2023 were approximately $1,069,509 and $796,852, respectively, as if the business combinations had taken place on January 1, 2023. The unaudited pro forma earnings of these acquired businesses were insignificant to consolidated net loss from January 1, 2024 to December 31, 2024.

(b) WhatCounts, Inc.

On March 1, 2023, the Company entered into an asset purchase agreement with the Output Services Group, Inc. to purchase certain assets of WhatCounts, Inc. ("WhatCounts"), including customer contracts, technology assets and certain employees who were engaged in these businesses.

The Company concluded the transaction represents an acquisition of a business under ASC 805, Business Combinations. The total consideration of the WhatCounts acquisition is $15,990, including $1,011 as estimated earn-outs based on the achievement of certain operating targets of the acquired businesses, and $128 as a working capital adjustment. During the year ended December 31, 2023, the Company finalized the purchase price allocations for its WhatCounts acquisition. Accordingly, the Company has recognized $960 as customer relationships intangibles, $6,140 as completed technologies, $7,824 as goodwill and $1,066 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 3.0 years.

Prior to the acquisition, WhatCounts' technology asset was being used as an Email Service Provider (“ESP”). Therefore, the Company paid a premium to acquire these assets, which is represented as Goodwill in the above purchase price allocation. The Company incurred $203 as acquisition-related expenses related to this acquisition.

Goodwill acquired by the Company in its WhatCounts acquisition is deductible for tax purposes.

NOTE 8—Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	IgnitionOne	Kinetic	Vital	Apptness	ArcaMax	WhatCounts	LiveIntent	Total
Balance as of January 1, 2023	$8,000	$1,360	$892	$2,300	$10,301	$9,822	$—	$—	$32,675
Additions	—	—	—	—	—	—	1,139	—	1,139
Payments made during the year	(4,225)	(1,116)	(638)	(1,495)	(8,783)	(4,313)	—	—	(20,570)
Change in fair value of earn-out	450	(244)	(9)	195	4,341	827	1,490	—	7,050
Balance as of December 31, 2023	$4,225	$—	$245	$1,000	$5,859	$6,336	$2,629	$—	$20,294
Additions	—	—	—	—	—	—	—	31,248	31,248
Payments made during the year	(4,225)	—	(140)	(1,000)	—	(3,334)	—	—	(8,699)
Change in fair value of earn-out	—	—	(105)	—	1,474	281	(2,629)	—	(979)
Balance as of December 31, 2024	$—	$—	$—	$—	$7,333	$3,283	$—	$31,248	$41,864

As of December 31, 2024, the Company revised the projections for businesses acquired in its Apptness, Kinetic ArcaMax and WhatCounts acquisitions compared with the estimates used for the initial purchase price allocation. As such, the Company recorded changes in the fair value of the earn-outs, which are included in "other (income) / expenses" on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company settled the litigation in relation to certain acquisition-related liabilities for eBayCRM. The Company fully paid the settlement amount during the year 2024, and has no outstanding obligation as of December 31, 2024.

NOTE 9—Accrued expenses

The details of accrued expenses are set forth below:

	December 31, 2024	December 31, 2023
Accrued expenses	$64,345	$43,071
Payroll related liabilities	56,072	41,712
Others	983	672
Accrued expenses	$121,400	$85,455

NOTE 10—Concentration of Credit Risk

No customer accounted for more than 10% of the Company’s total revenues during the years ended December 31, 2024 and 2023.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of both December 31, 2024, and 2023, there was one customer that represented more than 10% of accounts receivables balance. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly makes provisions as warranted.

NOTE 11—Credit Facilities

The Company’s long-term borrowings are as follows:

	December 31, 2024	December 31, 2023
Credit facility	$200,000	$185,000
Less:
Unamortized deferred financing cost	(3,712)	(853)
Long-term borrowings	$196,288	$184,147

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

On August 30, 2024, the Company refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550,000 senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term A loan in an aggregate principal amount of $200,000 (the “Term Loan”) and (ii) a $350,000 senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, the Company drew down the $200,000 Term Loan and repaid all outstanding obligations in the amount of $185,000 under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. The Senior Secured Credit Facility is fully secured with a first lien on the Company’s assets. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. Out of the total credit facility, $348,750 remains undrawn as of December 31, 2024. In addition, the Company has an outstanding letter of credit amounting to $771 against the available Revolving Facility.

At the Company’s election, loans made under the Credit Agreement will bear interest at (i) SOFR plus a margin of between 1.875% and 2.625% per annum depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement), plus an adjustment of 0.10% per annum or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.875% and 1.625% per annum depending on the Company’s Consolidated Net Leverage Ratio. Interest shall be payable at the end of the selected interest period. The effective interest rate of the facility was 7.3% for the year ended December 31, 2024.

The Company accounted for the refinancing in accordance with ASC 470, Debt, as a modification of existing debt, and accordingly the debt issuance cost of $3,397 incurred on the Senior Secured Credit Facility along with the $580 of remaining deferred financing costs of the Existing Senior Secured Credit Facility were capitalized and were recognized as a reduction in long-term borrowings in the audited consolidated balance sheets. These deferred financing costs are being amortized over the term of the Senior Secured Credit Facility on a straight-line basis. During the year ended December 31, 2024, the Company borrowed $1,250 against the revolver facility and repaid the same amount against the term loan under the credit facility. As of December 31, 2024, the outstanding balance of the Term Loan was $198,750 and revolver facility was $1,250.

The Senior Secured Credit Facility contains certain financial maintenance covenants including a Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement includes customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, engage in transactions with affiliates and make certain asset dispositions. Additionally, the Company is required to submit periodic financial covenant letters that would include the Company’s current Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio, among others. As of December 31, 2024, the applicable Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio were 3.25 and 1.25, respectively, and the Company was in compliance with these covenants.

The Company determined that the Term Loan is classified as Level 3 and the relevant fair values as of the year ended on December 31, 2024 was approximately equal to its carrying value. The fair value of the loan as of December 31, 2023 was approximately $195,201.

As of December 31, 2024, the repayment schedule for the Term Loan and Revolving Facility borrowings was as follows:

Year ended December 31,
2025	$6,250
2026	10,000
2027	12,500
2028	20,000
2029	151,250
Total*	$200,000

* Includes $6,250 repayable against the Term Loan facility within the 12-month period ending December 31, 2024. The Company intends to draw against the available Revolving Facility to pay off Term Loan installments and therefore the total borrowings are included in “Long-term borrowings” on the consolidated balance sheets as of December 31, 2024.

NOTE 12—Commitments and Contingencies

Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of December 31, 2024, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
2025	$64,799
2026	37,608
2027	8,980
2028 and thereafter	—
Total	$111,387

Other contingencies

The Company is a party to various litigations and administrative proceedings related to claims arising from its operations in the ordinary course of business, including in relation to certain acquisition-related liabilities. The Company records provisions for losses when claims become probable and the amounts are estimable. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes that the resolution of the matters will not have a material impact on the Company’s business, results of operations, financial condition, or cash flows.

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

During the year ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense of $194,984, $242,881 and $298,992, respectively.

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

During the year ended December 31, 2023, the Company's board of directors approved the modification of the vesting schedule of certain awards granted prior to the IPO, to accelerate the vesting of those grants. These modifications were accounted for in accordance with ASC 718-20-35-3 and did not have any material impact on the stock-based compensation during the year ended December 31, 2023. There were no such modifications during the year ended December 31, 2024.

Following is the activity of restricted stock and restricted stock units granted by the Company:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2023	60,107,275	$10.72
Granted	11,718,672	9.15
Vested	(20,857,865)	10.37
Forfeited	(1,269,753)	9.02
Non-vested as of December 31, 2023	49,698,329	$10.54
Granted (1)	7,074,690	12.36
Vested (2)	(23,826,174)	10.14
Forfeited (3)	(917,241)	9.83
Non-vested as of December 31, 2024 (4)	32,029,604	$11.26

(1)
During the year ended December 31, 2024, the Company granted 1,550,343 shares of restricted stock and 5,524,347 restricted stock units to its employees, advisors and non-employee directors.
(2)
During the year ended December 31, 2024, 23,301,719 shares of restricted stock and 524,455 restricted stock units vested.
(3)
During the year ended December 31, 2024, 755,180 shares of restricted stock and 162,061 restricted stock units were forfeited.
(4)
Includes 19,985,569 unvested shares of Class A restricted stock, 6,318,873 unvested shares of Class B restricted stock and 5,725,162 unvested restricted stock units as of December 31, 2024.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2023	1,116,492	$7.90	6.67	$0.59
Granted	1,714,555	8.63
Exercised	(63,500)	3.79
Forfeited	(147,610)	7.65
Outstanding options as of December 31, 2023	2,619,937	$8.49	4.97	$0.57
Granted	1,832,802	10.81
Exercised	(429,989)	7.38
Forfeited	(208,735)	9.10
Outstanding options as of December 31, 2024	3,814,015	$9.70	8.35	$8.45

As of December 31, 2024, the Company had 947,178 outstanding exercisable options with a weighted-average exercise price of $8.99. Options granted by the Company expire no later than ten years from the grant date.

The Company granted 1,832,802 options during the year ended December 31, 2024. The Company determined the estimated fair value of the options using the Black-Scholes-Merton method as $5.93. The following assumptions were used by the Company for the options valuation:

Year ended December 31, 2024
Dividend yield	0.0%
Volatility	50.1%
Expected Term (years)	6.45
Risk free rate of interest	4.3%

Performance-Based Stock Unit (“PSUs”) Award

On April 3, 2024, the Compensation Committee of the Board of Directors approved the grant of 2,989,850 PSUs subject to market conditions (at the target level) under the 2021 Plan (the “2024 PSUs”). Upon achievement of certain conditions described below, the 2024 PSUs could result in the issuance of up to 5,979,700 shares of Class A Common Stock.

The 2024 PSUs may be earned on the determination date, which is after the end of each fiscal quarter beginning with the three-month period ending on December 31, 2024 and ending with, and including, the three-month period ending on December 31, 2028, based on the 20-day volume-weighted average closing price per share (“VWAP”) for the applicable quarter. In no event shall (i) any 2024 PSUs be earned if the VWAP for the applicable quarter is below $10.30 and (ii) more than 200% of the target 2024 PSUs be earned. The number of 2024 PSUs earned for such quarter shall be reduced by the number of 2024 PSUs, if any, earned in any prior quarter. The Company made the first determination in February 2025 as to the number of 2024 PSUs earned with respect to the three-month period ending on December 31, 2024.

Each 2024 PSU represents the right to receive shares of Class A Common Stock as set forth in the 2024 PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time the 2024 PSUs are earned and have vested. Each 2024 PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A Common Stock if the 2024 PSUs are earned and vested. Earned 2024 PSUs vest as to 33.33% on the date the Company determines the number of 2024 PSUs that are earned for such quarter, and the remaining earned 2024 PSUs vest in eight equal quarterly installments thereafter, subject to accelerated vesting in connection with certain qualifying terminations of employment or a change in control.

The Company engaged a third-party valuation firm to determine the estimated fair value of the 2024 PSUs using the Monte Carlo simulation method, which was determined as $17.83 per 2024 PSU issued during the year ended December 31, 2024 using the following assumptions:

Year ended December 31, 2024
Dividend yield	0.0%
Volatility	50.0%
Expected Term (years)	6.74
Risk free interest rate	4.36%

Following is the summary of PSUs subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	3,479,500	$12.38
Granted	1,538,925	21.04
Vested	(142,500)	5.17
Forfeited	(120,250)	14.76
Outstanding as of December 31, 2023	4,755,675	$15.34
Granted	2,989,850	17.83
Performance Adjustment	5,748,142	16.07
Vested	(3,539,683)	15.97
Forfeited	(40,810)	20.66
Outstanding as of December 31, 2024	9,913,174	$16.27

The number of shares to be issued upon achievement of the applicable performance condition and satisfaction of the vesting schedule are specified in the applicable PSU award agreements. In the table above, the number of “granted” PSUs are presented at 100% of the specified target shares. Of the total PSUs subject to market conditions granted by the Company, the Company determined that 10,633,369 PSUs were earned through December 31, 2024, of which 6,923,309 earned PSUs remained unvested. The performance adjustment shown in the table above reflects the incremental PSUs that were earned in excess of target (100%).

During the year ended December 31, 2024, the Company also granted 849,183 PSUs that are not subject to market conditions to certain employees. Upon achievement of certain operating targets, these PSUs could result in the issuance of 849,183 shares of Class A Common Stock.

2021 Employee Stock Purchase Plan (“ESPP”)

The Company maintains the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP permits participants to purchase the Company’s Class A Common Stock through contributions up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is capped at 10,000. In addition, no employee will be permitted to accrue the right to purchase shares under the Section 423 component at a rate in excess of $25 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of the Company's Class A Common Stock as of the first day of the offering period).

The 2021 ESPP has consecutive offering periods of approximately six months in length commencing each year on December 1 and June 1 and ending on each May 31 and November 30, as applicable. The Company determined the estimated fair value of the shares purchased under the 2021 ESPP using the Black-Scholes-Merton method.

During the year ended December 31, 2024, the Company issued 212,650 shares of Class A Common Stock related to the 2021 ESPP offering that ended on May 31, 2024 and 135,480 shares of Class A Common Stock related to the 2021 ESPP offering that ended on November 30, 2024.

The fair value of shares for the offering that commenced on December 1, 2024 was estimated at $10.34 per share using the following assumptions, and expected to result in an issuance of approximately 136,427 shares of Class A Common Stock under this offering that will end on May 31, 2025.

Year ended December 31, 2024
Dividend yield	0.0%
Risk free interest rate	4.42%
Volatility	121.22%

Unrecognized stock-based compensation

The Company has $219,611 of unrecognized compensation expense related to its 32,029,604 shares of unvested restricted stock and RSUs, 9,913,155 PSUs subject to market conditions, 2,866,837 options, 849,183 additional PSUs that are not subject to market conditions and approximately 136,427 shares of Class A Common Stock to be issued under the 2021 ESPP offering that will end on May 31, 2025. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.21 years.

NOTE 14—Stockholders’ Equity

Share repurchase plan

On August 3, 2022, the Company’s Board of Directors authorized a stock repurchase and withholding program of up to $50 million in the aggregate for (i) repurchases of the Company’s outstanding shares of Class A Common Stock through December 31, 2024 (the “2022 SRP”) and (ii) the withholding of shares as an alternative to market sales by certain executives and other employees to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program").

On November 13, 2024, the Company's Board of Directors authorized a new stock repurchase program for up to $100 million of shares of the Company’s Class A Common Stock through December 31, 2026 (the “2024 SRP”). The 2024 SRP supplements the 2022 SRP.

During the year ended December 31, 2024, the Company repurchased 2,307,006 shares for a value of $41,080, including shares repurchased in conjunction with tax withholdings for certain executives and other employees. The Company had an unsettled amount of $873 and $1,978 related to repurchases during the year ended December 31, 2024 and 2023, respectively, which was subsequently paid by the Company. As of December 31, 2024, $83,937 worth of shares remained available for purchase under this discretionary plan.

Conversion of Common Class B to Class A

During the year ended December 31, 2024, 4,960,418 shares of Class B Common Stock were converted into shares of Class A Common Stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Issuance of Class A Common Stock

On September 6, 2024, the Company completed an underwritten public offering of its Class A Common Stock, and issued and sold 10,304,716 shares of Class A Common Stock, including 1,584,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at an offering price of $23.50 per share. The gross proceeds to the Company from the offering were $242,161, and net proceeds after underwriting discounts, commissions and offering expenses were approximately $228,956.

On October 21, 2024, the Company completed its acquisition of LiveIntent and issued 5,839,656 shares of Class A Common Stock as part of the purchase consideration agreed under the stock purchase agreement.

During the year ended December 31, 2024, the Company issued 43,152 shares of Class A Common Stock valued at $667 and 61,197 shares of Class A Common Stock valued at $1,000 for the earn-out payment related to its ArcaMax and Vital Digital, Corp. acquisitions, respectively.

NOTE 15—Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balance for Right-to-use asset and lease liabilities are as follows:

Operating Leases	As on December 31, 2024	As on December 31, 2023
Right-to-use assets, net	$8,806	$6,603
Current liabilities	$3,631	$1,789
Non-Current liabilities	$7,139	$6,602

Supplemental information related to operating leases is as follows:

Particulars	During the year ended December 31, 2024
Long-term Operating lease cost	$1,941
Other Short-term lease cost	$1,463
Cash paid for amounts included in the measurement of lease liabilities	$3,468
Right-to-use assets obtained in exchange for new operating lease liabilities	$5,019
Weighted-average remaining lease term (years) — operating leases	3.74
Weighted-average discount rate — operating leases	6.5%

Minimum lease obligations - Future minimum payments under all operating leases (including leases with a duration of one year or less) as of December 31, 2024 are as follows:

2025	$4,207
2026	2,641
2027	2,477
2028	2,317
2029 and thereafter	397
Total undiscounted lease commitments	$12,039
Less: Short-term leases and interest component	(1,269)
Total discounted operating lease liabilities	$10,770

NOTE 16—Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include Level 1, Level 2 and Level 3 (See Note 2 Basis of Presentation and Significant Accounting Policies).

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$352,230	$—	$—	$352,230
Total assets measured at fair value	$352,230	$—	$—	$352,230
Liabilities
Acquisition-related liabilities	$—	$—	$41,864	$41,864
Total liabilities measured at fair value	$—	$—	$41,864	$41,864

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$113,271	$—	$—	$113,271
Total assets measured at fair value	$113,271	$—	$—	$113,271
Liabilities
Acquisition-related liabilities	$—	$—	$20,294	$20,294
Total liabilities measured at fair value	$—	$—	$20,294	$20,294

* Includes cash invested by the Company in money market accounts with certain financial institutions.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2024 and 2023:

Acquisition- related liabilities
Balance as of January 1, 2023	$32,675
Additions	1,139
Payments made during the year	(20,570)
Change in fair value of earn-out	7,050
Balance as of December 31, 2023	$20,294
Additions	31,248
Payments made during the year	(8,699)
Change in fair value of earn-out	(979)
Balance as of December 31, 2024	$41,864

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

NOTE 17—Related Party Transactions

(a) Casting Made Simple Corp. (“CMS”) is an entity owned by the Caivis Group (the Company's Chief Executive Officer owns a controlling interest in the Caivis Group) and the Chief Executive Officer’s spouse. On December 28, 2018, the Company entered into an agreement with CMS to monetize traffic generated through websites owned by CMS and give a profit share to CMS. The profit shared by the Company with CMS amounted to $113 and $219 for the years ended December 31, 2024 and 2023, respectively, which was recognized as direct cost of revenues in the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company had outstanding payables of nil and $43, respectively, to CMS, which were included in the “accounts payable and accrued expenses” in the consolidated balance sheets. The Company terminated the contract during the year ended December 31, 2024 and does not have an outstanding balance payable to CMS as of December 31, 2024.

(b) The Company's Chief Financial Officer’s spouse is an executive officer at DailyPay, Inc. (“DailyPay”). On August 31, 2023, the Company entered into an agreement with DailyPay to provide certain marketing related services. During the year ended December 31, 2023, the Company generated $137 of revenues from DailyPay and as of December 31, 2023, the Company had an outstanding receivable of $48, which was subsequently received by the Company. During the year ended December 31, 2024, the Company did not generate any revenues from DailyPay and did not have any outstanding receivable as of December 31, 2024.

NOTE 18—Income Taxes

The components of loss before income taxes is as follows:

	Year ended December 31,
	2024	2023	2022
Domestic operations	$(77,871)	$(187,763)	$(281,895)
Foreign operations	2,924	1,319	1,165
Loss before income taxes	$(74,947)	$(186,444)	$(280,730)

Current and deferred income taxes / (benefits) on loss from continuing operations are as follows:

	Year ended December 31,
	2024	2023
Current
Federal	$—	$(74)
State and local	543	95
Foreign	1,778	994
Total current income taxes	$2,321	$1,015
Deferred:
Federal	$(5,410)	$—
State and local	(1,968)	—
Foreign	(119)	22
Total deferred income benefits	$(7,497)	$22
Income tax (benefit) / provision	$(5,176)	$1,037

Significant components of the Company’s net deferred tax assets are as follows:

	Year ended December 31,
	2024	2023
Deferred tax assets:
Accounts receivable reserve	$1,178	$832
Accrued payroll	8,201	6,088
Net operating loss carry forward	113,454	33,931
Stock-based compensation	16,218	45,696
Interest limitation carry forward	8,192	6,148
Tax credit	6,731	5,236
Intangible assets	—	15,391
Research and development costs	44,519	28,350
Accrued expenses and others	3,393	2,788
Total deferred tax assets	201,886	144,460
Less: Valuation allowance	(181,480)	(129,661)
Deferred tax assets, net of valuation allowance	$20,406	$14,799
Deferred tax liabilities:
Fixed assets	$(4,661)	$(4,921)
Right-to-use assets	(2,055)	(1,838)
Intangible assets	(2,234)	—
Deferred state income tax and others	(10,837)	(7,312)
Total deferred tax liabilities	$(19,787)	$(14,071)
Net deferred tax assets	$619	$728

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

A significant piece of objective negative evidence was the cumulative loss incurred in the U.S. and certain foreign jurisdictions including Belgium and France over three-year period ended December 31, 2024. Such objective evidence limits the Company's ability to consider other subject evidence, such as the Company projections for future growth. On the basis of this evaluation, the Company continued to conclude that its U.S., Belgium and France deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future growth. During 2024, the Company’s valuation allowance increased by $51,819.

The following table reconciles the changes in the valuation allowance for the years ended December 31, 2024 and 2023:

Balance as of January 1, 2023	$(112,330)
Increase due to current year pre-tax loss	(17,274)
Others	(57)
Balance as of December 31, 2023	(129,661)
Increase due to current year pre-tax loss	(51,459)
Others	(360)
Balance as of December 31, 2024	$(181,480)

The difference between the federal statutory rate of 21% and the Company’s effective tax rate is summarized as follows:

	December 31, 2024	December 31, 2023
U.S. federal statutory rate	21.0%	21.0%
State income taxes	20.7%	2.8%
Other permanent differences	(1.2)%	(0.4)%
Non-deductible transaction cost	(1.3)%
Stock-based compensation	70.2%	(2.6)%
Non-deductible officer’s compensation	(37.2)%	(12.8)%
Research and development credit	1.3%	2.0%
Change in valuation allowance	(68.7)%	(9.3)%
Change in state tax rates	3.0%	(0.6)%
Others	(0.9)%	(0.6)%
Effective tax rate	6.9%	(0.5)%

For the year ended December 31, 2024, the income tax benefit of $5,176 relates primarily to (i) the partial release of the Company’s U.S. valuation allowance, as a business combination consummated during 2024 created a source of future taxable income, offset by (ii) an income tax provision for foreign taxes. For the year ended December 31, 2023, the income tax provision of $1,037 relates primarily to an income tax provision for foreign taxes.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $386,373 of which $46,481 are subject to an annual limitation pursuant to IRC Section 382. Approximately, $98,407 of U.S. federal net operating loss carryforwards expire in varying amounts during 2035 to 2037, if not utilized. These net operating losses are available to offset 100% of future taxable income. The remaining $287,966 of U.S. federal net operating loss may be carried forward indefinitely but are only available to offset 80% of future taxable income. In addition, the Company had state net operating losses of $408,155 which will expire in varying amounts during 2025 through 2044, if not utilized.

As of December 31, 2024, the Company had federal research tax credit carryforwards of $4,847, of which $213 are subject to an annual limitation under IRC Section 383. These credits expire in varying amounts from 2035 to 2044, if not utilized. The Company also had state research tax credit carryforwards of $1,884 as of December 31, 2024, of which $1,695 may be carried forward indefinitely. The remaining $188 will expire in varying amounts from 2029 to 2039 if not utilized.

As of December 31, 2024, the Company had federal deferred interest carryforwards under IRC Section 163(j) of $24,442. This deferred interest may be carried forward indefinitely but is limited to 30% of future tax adjusted EBIT.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance as of January 1, 2023	$—
Increase in tax positions for current / prior periods	—
Balance as of December 31, 2023	—
Increase in tax positions for current / prior periods	675
Balance as of December 31, 2024	$675

As of December 31, 2024 and 2023, the accrued amount of interest and penalties were $173 and nil, respectively. The Company’s accounting policy is to record both accrued interest and penalties related to income tax matters in the income tax provision in the accompanying consolidated statements of operations and comprehensive loss. The Company does not expect its unrecognized benefits to materially change over the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year
U.S	2021
Czech Republic	2021
India	2022

NOTE 19—401(k) Defined Contribution Plan

The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. During the years ended December 31, 2024 and 2023, the Company accrued employees’ eligible contributions according to the 401(k)-plan document which totaled to $2,248 and $1,675, respectively. The amount of contributions related to the year ended December 31, 2024 was fully paid during 2025.

NOTE 20—Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, restricted stock units and performance stock units as of December 31, 2024 and 2023 of 42,792,051 and 54,454,004, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year ended December 31,
	2024	2023	2022
Numerator:
Numerator for Basic and Diluted loss per share – loss available to common stockholders	$(69,771)	$(187,481)	$(279,239)
Denominator:
Class A Common Stock	168,277,091	140,593,656	122,455,432
Class B Common Stock	17,707,016	16,103,652	16,529,833
Denominator for Basic and Diluted loss per share – weighted-average common stock	185,984,107	156,697,308	138,985,265
Basic and Diluted loss per share	$(0.38)	$(1.20)	$(2.01)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Year ended December 31,
	2024	2023	2022
Options	3,663,812	2,065,316	1,096,894
Restricted stock and restricted stock units	42,361,451	56,915,993	66,224,013
Performance stock units	7,504,227	4,370,543	3,186,642

NOTE 21—Other (Income) / Expenses

The components of other (income) / expenses are detailed as follows:

	Year ended December 31,
	2024	2023	2022
Change in the fair value of acquisition-related liabilities	$(979)	$7,200	$12,990
Foreign currency translation loss	864	620	993
Total other (income) / expenses	$(115)	$7,820	$13,983

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our assessment of, and conclusion regarding, the effectiveness of internal control over financial reporting did not include the acquisition of LiveIntent, Inc., which was acquired on October 21, 2024. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. Post-acquisition results of LiveIntent, Inc. included in our consolidated financial statements represents 0.3% and 5.9% of net and total assets, respectively, and 1.7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024.

Attestation Report on Internal Control over Financial Reporting

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 9A of this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Zeta Global Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Zeta Global Holdings Corp. (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at LiveIntent, Inc. which was acquired on October 21, 2024, and whose financial statements constitute 0.3% and 5.9% of net and total assets, respectively and 1.7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at LiveIntent, Inc.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

February 26, 2025

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information with respect to our board of directors and executive officers is presented as of February 26, 2025:

Name	Age	Position at Zeta	Principal Employment
David Steinberg	55	Chief Executive Officer and Chairman of the Board	Chief Executive Officer of Zeta
Christopher Greiner	49	Chief Financial Officer	Chief Financial Officer of Zeta
Steven Gerber	54	President	President of Zeta
Satish Ravella	51	Chief Accounting Officer	Chief Accounting Officer of Zeta
Jené Elzie	51	Director	Managing Director, Investment Team of Dunes Point Capital, a private equity firm
Imran Khan	47	Director	Chief Investment Officer of Proem Asset Management, an investment firm
William Landman	72	Director	Co-founder and Managing Principal of MainLine Investment Partners, LLC, an investment firm
Robert Niehaus	69	Director	Chairman and Founder of GCP Capital Partners LLC, an investment firm
William Royan	57	Director	Managing Partner and Chair of the Investment Committee of GPI Capital, an investment firm
John Sculley	85	Director	Director of Zeta
Jeanine Silberblatt	47	Director	Principal of JKBS Consulting, a consulting firm

We have adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the NYSE. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The other information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1/A	333-255499	4.1	5/7/2021

4.2	Amended and Restated Registration Rights Agreement, dated May 8, 2017, by and among, Zeta Global Holdings Corp. and the Investors party thereto	S-1/A	333-255499	4.2	5/7/2021

4.3	Description of Registrant’s Securities	10-K	001-40464	4.3	2/25/2022

10.1	Form of Indemnification Agreement by and between the Registrant and Each of its Directors and Executive Officers.	S-1/A	333-255499	10.2	5/7/2021

10.2#	Zeta Global Holdings Corp. 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.3	5/7/2021

10.3#	Form of restricted stock agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.4	5/7/2021

10.4#	Form of option agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.5	5/7/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.5#	Zeta Global Holdings Corp. 2017 Equity Incentive Plan	S-1/A	333-255499	10.6	5/7/2021

10.6#	Form of restricted stock agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.7	5/7/2021

10.7#	Form of restricted stock unit agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.8	5/7/2021

10.8#	Form of stock option agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.9	5/7/2021

10.9#	Zeta Global Holdings Corp. 2021 Incentive Award Plan	S-1/A	333-255499	10.10	5/7/2021

10.10#	Form of restricted stock agreement under 2021 Incentive Award Plan.	S-1/A	333-255499	10.11	5/7/2021

10.11#	Form of restricted stock unit agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.12	5/7/2021

10.12#	Form of stock option agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.13	5/7/2021

10.13#	Zeta Global Holdings Corp. 2021 Employee Stock Purchase Plan	S-1/A	333-255499	10.14	5/7/2021

10.14#	Form of amendment to restricted stock agreement under 2008 Stock Option/Stock Issuance Plan and 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.15	5/7/2021

10.15#	Form of amendment to restricted stock unit agreement under 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.16	5/7/2021

10.16#	Form of Employment Agreement by and between Zeta Global Holdings Corp. and David A. Steinberg	S-1/A	333-255499	10.17	5/7/2021

10.17	Form of Exchange Agreement	S-1/A	333-255499	10.18	5/7/2021

10.18#	Form of Employment Agreement by and between Zeta Global Corp. and Steven Gerber	S-1/A	333-255499	10.19	5/7/2021

10.19#	Form of Employment Agreement by and between Zeta Global Corp. and Chris Greiner	S-1/A	333-255499	10.20	5/7/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.20#	Letter Agreement, dated June 29, 2021, by and between Zeta Global Holdings Corp. and Jené Elzie	8-K	001-40464	10.1	6/29/2021

10.21#	Form of performance stock unit agreement under 2021 Incentive Award Plan	10-K	001-40464	10.21	2/25/2022

10.22	Credit Agreement among Zeta Global Corp., Zeta Global Holdings Corp., Certain Subsidiaries, the lenders party thereto, Bank of America, and BofA Securities, Inc.	8-K	001-40464	10.1	9/3/2024

19.1	Insider Trading Compliance Policy					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

97.1	Zeta Global Holdings Corp. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40464	97.1	2/28/2024

101.INS	XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ZETA GLOBAL HOLDINGS CORP.

Date: February 26, 2025	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David Steinberg	Chief Executive Officer, Director	February 26, 2025
David Steinberg	(Principal Executive Officer)

/s/ Christopher Greiner	Chief Financial Officer	February 26, 2025
Christopher Greiner	(Principal Financial Officer)

/s/ Satish Ravella	EVP, Chief Accounting Officer	February 26, 2025
Satish Ravella	(Principal Accounting Officer)

/s/ Jené Elzie	Director	February 26, 2025
Jené Elzie

/s/ Imran Khan	Director	February 26, 2025
Imran Khan

/s/ William Landman	Director	February 26, 2025
William Landman

/s/ Robert Niehaus	Director	February 26, 2025
Robert Niehaus

/s/ William Royan	Director	February 26, 2025
William Royan

/s/ John Sculley	Director	February 26, 2025
John Sculley

/s/ Jeanine Silberblatt	Director	February 26, 2025
Jeanine Silberblatt