Form 10-Q
period 2025-03-31
Zeta Global Holdings Corp.
filed 2025-05-02
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

The total number of shares of the registrant’s common stock outstanding as of April 25, 2025 was 235,544,133, comprised of 211,449,062 shares of Class A Common Stock and 24,095,071 shares of Class B Common Stock.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”), may materially affect such forward-looking statements:

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
•
General economic and market conditions, including as a result of changes in U.S. trade policies, such as new or increased tariffs, and the resulting impact on our or on our customers' business;
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

You should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q should not be construed to be exhaustive and speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Zeta,” “we,” “us,” “our” or “the Company” refer to Zeta Global Holdings Corp. and its consolidated subsidiaries.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$364,398	$366,157
Accounts receivable, net of allowance of $4,381 and $4,291 as of March 31, 2025 and December 31, 2024, respectively	223,759	235,227
Prepaid expenses	11,088	13,348
Other current assets	2,538	1,808
Total current assets	$601,783	$616,540
Non-current assets:
Property and equipment, net	$8,950	$8,856
Website and software development costs, net	29,029	28,949
Right-to-use assets - operating leases, net	9,524	8,806
Intangible assets, net	105,038	115,180
Goodwill	325,999	325,992
Deferred tax assets, net	835	619
Other non-current assets	6,407	6,431
Total non-current assets	$485,782	$494,833
Total assets	$1,087,565	$1,111,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,535	$43,665
Accrued expenses	115,318	121,400
Acquisition-related liabilities	13,803	12,727
Deferred revenue	6,016	10,348
Other current liabilities	13,104	11,197
Total current liabilities	$180,776	$199,337
Non-current liabilities:
Long-term borrowings	$196,487	$196,288
Acquisition-related liabilities	23,658	29,137
Other non-current liabilities	10,047	9,810
Total non-current liabilities	$230,192	$235,235
Total liabilities	$410,968	$434,572
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A Common Stock $0.001 per share par value, up to 3,750,000,000 shares authorized, 211,966,946 and 213,175,179 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$212	$213
Class B Common Stock $0.001 per share par value, up to 50,000,000 shares authorized, 24,095,071 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	1,728,303	1,706,885
Accumulated deficit	(1,049,908)	(1,028,308)
Accumulated other comprehensive loss	(2,034)	(2,013)
Total stockholders’ equity	$676,597	$676,801
Total liabilities and stockholders' equity	$1,087,565	$1,111,373

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except shares and per share amounts)

	Three months ended March 31,
	2025	2024
Revenues	$264,419	$194,947
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	103,488	76,873
General and administrative expenses	54,037	48,806
Selling and marketing expenses	75,369	71,415
Research and development expenses	26,799	19,986
Depreciation and amortization	17,687	13,741
Restructuring expenses	3,152	—
Total operating expenses	$280,532	$230,821
Loss from operations	(16,113)	(35,874)
Interest expense, net	331	2,625
Other expenses	3,512	671
Total other expenses	$3,843	$3,296
Loss before income taxes	(19,956)	(39,170)
Income tax provision	1,644	396
Net loss	$(21,600)	$(39,566)
Other comprehensive loss:
Foreign currency translation adjustment	21	50
Total comprehensive loss	$(21,621)	$(39,616)
Net loss per share
Net loss available to common stockholders	$(21,600)	$(39,566)
Basic loss per share	$(0.10)	$(0.23)
Diluted loss per share	$(0.10)	$(0.23)
Weighted average number of shares used to compute net loss per share
Basic	212,558,050	171,234,353
Diluted	212,558,050	171,234,353

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2025	2024
Cost of revenues (excluding depreciation and amortization)	$261	$271
General and administrative expenses	15,419	18,899
Selling and marketing expenses	19,545	26,550
Research and development expenses	6,762	6,918
Total	$41,987	$52,638

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Three months ended March 31, 2025
							Accumulated Other
	Class A Common Stock		Class B Common Stock		Additional Paid-	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Total
Balance as of January 1, 2025(1)	213,175,179	$213	24,095,071	$24	$1,706,885	$(1,028,308)	$(2,013)	$676,801
Shares issued in connection with certain agreements	197,028	—	—	—	3,667	—	—	3,667
Restricted stock grants	30,388	—	—	—	—	—	—	—
Restricted stock forfeitures	(247,629)	—	—	—	—	—	—	—
Shares repurchased	(1,616,625)	(1)	—	—	(25,010)	—	—	(25,011)
Performance stock units vested	312,724	—	—	—	—	—	—	—
Options exercised	15,368	—	—	—	123	—	—	123
Stock-based compensation	—	—	—	—	42,638	—	—	42,638
Restricted stock units vested	100,513	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	(21,600)	—	(21,600)
Balance as of March 31, 2025(2)	211,966,946	$212	24,095,071	$24	$1,728,303	$(1,049,908)	$(2,034)	$676,597

1. Includes 193,189,610 outstanding shares of Class A Common Stock, 17,776,198 outstanding shares of Class B Common Stock, 19,985,569 unvested shares of Class A restricted stock and 6,318,873 unvested shares of Class B restricted stock.

2. Includes 196,372,966 outstanding shares of Class A Common Stock, 18,593,583 outstanding shares of Class B Common Stock, 15,593,980 unvested shares of Class A restricted stock and 5,501,488 unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

	Three months ended March 31, 2024
							Accumulated Other
	Class A Common Stock		Class B Common Stock		Additional Paid-	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Total
Balance as of January 1, 2024(3)	188,631,432	$189	29,055,489	$29	$1,140,849	$(958,537)	$(2,010)	$180,520
Restricted stock grants	1,420,286	1	—	—	(1)	—	—	—
Shares repurchased	(324,753)	—	—	—	(3,466)	—	—	(3,466)
Restricted stock forfeitures	(331,160)	—	—	—	—	—	—	—
Options exercised	97,158	—	—	—	434	—	—	434
Stock-based compensation	—	—	—	—	53,729	—	—	53,729
Restricted stock units vested	130,149	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(39,566)	—	(39,566)
Balance as of March 31, 2024(4)	189,623,112	$190	29,055,489	$29	$1,191,545	$(998,103)	$(2,060)	$191,601

3. Includes 150,989,571 outstanding shares of Class A Common Stock, 17,886,352 outstanding shares of Class B Common Stock, 37,641,861 unvested shares of Class A restricted stock and 11,169,137 unvested shares of Class B restricted stock.

4. Includes 156,444,731 outstanding shares of Class A Common Stock, 18,301,427 outstanding shares of Class B Common Stock, 33,178,381 unvested shares of Class A restricted stock and 10,754,062 unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,600)	$(39,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,687	13,741
Stock-based compensation	41,987	52,638
Deferred income taxes	(235)	(20)
Change in fair value of acquisition-related liabilities	3,460	504
Others, net	(519)	(42)
Change in non-cash working capital (net of acquisitions):
Accounts receivable	11,397	9,622
Prepaid expenses	2,219	(1,279)
Other current assets	(730)	339
Other non-current assets	15	(414)
Deferred revenue	(4,336)	1,026
Accounts payable	(11,053)	(10,727)
Accrued expenses and other current liabilities	(3,728)	(1,459)
Other non-current liabilities	235	303
Net cash provided by operating activities	$34,799	$24,666
Cash flows from investing activities:
Capital expenditures	(2,736)	(5,811)
Website and software development costs	(4,155)	(3,643)
Acquisitions and other investments, net of cash acquired	(530)	—
Net cash used for investing activities	$(7,421)	$(9,454)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(3,667)	(2,173)
Proceeds from credit facilities, net of issuance cost	6,250	11,250
Exercise of options	123	434
Repurchase of shares	(25,882)	(3,444)
Repayments against the credit facilities	(6,250)	(11,250)
Net cash used for financing activities	$(29,426)	$(5,183)
Effect of exchange rate changes on cash and cash equivalents	289	(112)
Net (decrease) / increase in cash and cash equivalents	$(1,759)	$9,917
Cash and cash equivalents, beginning of period	366,157	131,732
Cash and cash equivalents, end of period	$364,398	$141,649
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$1,450	$2,720
Cash paid for income taxes, net	$376	$386
Liability established in connection with acquisitions	$3,460	$504
Capitalized stock-based compensation as website and software development	$651	$1,091
Shares issued in connection with acquisitions and other agreements	$3,667	$—
Right-to-use assets established	$1,677	$883
Operating lease liabilities established	$1,677	$883
Non-cash consideration for website and software development	$427	$430

See accompanying notes to condensed unaudited consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(In thousands, except shares and per share amounts)

NOTE 1. Organization and Background

(a) Nature of Business

Zeta Global Holdings Corp., a Delaware Corporation (“Zeta” or “Zeta Global Holdings”), and Zeta Global Corp., a Delaware Corporation and the operating company (“Zeta Global” individually, or collectively with Zeta Global Holdings Corp. and its consolidated entities, as context dictates, the “Company”) is a marketing technology company that uses proprietary data, artificial intelligence and software to create a technology platform that enables marketers to acquire, retain and grow customer relationships. The Company’s technology platform powers data-driven marketing programs for enterprises across a wide range of industries and utilizes all digital distribution channels including email, search, social, mobile, display and connected TV. Zeta Global was incorporated and began operations in October 2007.

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of consolidation:

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2024 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2025, the results of operations, comprehensive loss and changes in stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2024, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

(b) Revenue recognition:

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $13,981 and $11,101 as of March 31, 2025 and December 31, 2024, respectively, and are included in the accounts receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consist of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the three months ended March 31, 2025 and 2024, the Company billed and collected $6,277 and $3,382 in advance, respectively, and recognized $10,609 and $2,228, respectively, as revenues. As of March 31, 2025 and December 31, 2024, the deferred revenues were $6,016 and $10,348, respectively.

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

As of March 31, 2025, the Company's remaining performance obligations for the next twelve months and thereafter were approximately $69,600 and $79,500, respectively.

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

The following table summarizes disaggregation for the three months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,
	2025	2024
Direct platform revenue	73%	67%
Integrated platform revenue	27%	33%

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(c) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and stock options granted to the employees, consultants or advisors and non-employee directors, as well as shares purchased under the Company's 2021 Employee Stock Purchase Plan (“2021 ESPP”), is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to “Note 9. Stock-Based Compensation”).

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

(d) Segments:

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

Revenues and long-lived assets by geographic region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographic region consisted of the following:

	Three months ended March 31,
	2025	2024
US	$254,661	$188,178
International	9,758	6,769
Total revenues	$264,419	$194,947

Total long-lived assets (including right-to-use assets) by geographic region consisted of the following:

	As of
	March 31, 2025	December 31, 2024
US	$13,625	$13,914
International	4,849	3,748
Total long-lived assets	$18,474	$17,662

(e) Concentration of credit risk:

One customer accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2025, and no customer accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2024.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of both March 31, 2025 and December 31, 2024, there was one customer that represented more than 10% of the Company’s accounts receivables balance. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly make provisions as warranted.

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

As the rate implicit for each of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Right-to-use assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense is a combination of interest on lease liability and amortization of Right-to-use assets. Operating lease expenses are included in general and administrative expenses in the condensed unaudited consolidated statements of operations and comprehensive loss. Refer to “Note 11. Leases” for additional information.

New accounting pronouncements

Not yet adopted:

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the income statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of incorporating ASU 2023-09 guidance on its consolidated financial statements and related disclosures.

NOTE 3. Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	As of March 31, 2025			As of December 31, 2024
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$62,609	$(40,824)	$21,785	$61,342	$(36,682)	$24,660
Tradenames	14,940	(3,499)	11,441	14,940	(3,063)	11,877
Completed technologies	71,112	(36,250)	34,862	71,112	(32,437)	38,675
Customer relationships	104,213	(67,263)	36,950	104,213	(64,245)	39,968
Total intangible assets	$252,874	$(147,836)	$105,038	$251,607	$(136,427)	$115,180

Amortization expense of intangibles for the three months ended March 31, 2025 and 2024 was $11,409 and $6,719, respectively.

Weighted average useful life of the unamortized intangibles as of March 31, 2025 was 3.13 years. As of March 31, 2025, based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
Remainder of 2025	$31,950
2026	34,901
2027	24,085
2028	9,207
2029	1,746
2030 and thereafter	3,149
Total	$105,038

NOTE 4. Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2025	$325,992
Foreign currency translation	7
Balance as of March 31, 2025	$325,999

There were no events during the three months ended March 31, 2025 to which an impairment analysis would be warranted.

NOTE 5. Acquisition

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

The Company paid $530 for certain acquisition-related liabilities during the three months ending March 31, 2025.

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

Goodwill acquired by the Company in its LiveIntent acquisition is not deductible for tax purposes.

NOTE 6. Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	Apptness	ArcaMax	LiveIntent	Total
Balance as of January 1, 2025	$7,333	$3,283	$31,248	$41,864
Additions	—	—	—	—
Payments made during the period	(7,333)	—	(530)	(7,863)
Change in fair value of earn-out	—	50	3,410	3,460
Balance as of March 31, 2025	$-	$3,333	$34,128	$37,461

As of March 31, 2025, the Company revised the forecasted financial performance of the business acquired in its LiveIntent acquisition as compared to the estimates used in the initial purchase price allocation. As such, the Company recorded changes in the fair value of the earn-outs, which are included in “Other expenses” on the condensed unaudited consolidated statements of operations and comprehensive loss.

NOTE 7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of March 31, 2025	As of December 31, 2024
Credit facility	$200,000	$200,000
Less: Unamortized deferred financing cost	(3,513)	(3,712)
Long-term borrowings	$196,487	$196,288

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

On August 30, 2024, the Company refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550,000 senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200,000 (the “Term Loan”) and (ii) a $350,000 senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, the Company drew down the $200,000 Term Loan and repaid all outstanding obligations in the amount of $185,000 under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. The Senior Secured Credit Facility is fully secured with a first lien on the Company’s assets. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. Out of the total Senior Secured Credit Facility, $342,500 remains undrawn as of March 31, 2025. In addition, the Company has an outstanding letter of credit amounting to $1,190 against the available Revolving Facility.

At the Company’s election, loans made under the Credit Agreement will bear interest at (i) Secured Overnight Financing Rate (“SOFR”) plus a margin of between 1.875% and 2.625% per annum depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement), plus an adjustment of 0.10% per annum or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.875% and 1.625% per annum depending on the Company’s Consolidated Net Leverage Ratio. Interest shall be payable at the end of the selected interest period. The effective interest rate of the facility was 6.2% for the three months ended March 31, 2025.

The Company accounted for the refinancing in accordance with ASC 470, Debt, as a modification of existing debt, and accordingly the debt issuance cost of $3,397 incurred on the Senior Secured Credit Facility along with the $580 of remaining deferred financing costs of the Existing Senior Secured Credit Facility were capitalized and were recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets. These deferred financing costs are being amortized over the term of the Senior Secured Credit Facility on a straight-line basis. During the three months ended March 31, 2025, the Company borrowed $6,250 against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility. As of March 31, 2025, the outstanding balance of the Term Loan was $192,500 and Revolving Facility was $7,500.

The Senior Secured Credit Facility contains certain financial maintenance covenants including a Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement includes customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, engage in transactions with affiliates and make certain asset dispositions. Additionally, the Company is required to submit periodic financial covenant letters that would include the Company’s current Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio, among others. As of March 31, 2025, the applicable Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio were 3.25 and 1.25, respectively, and the Company was in compliance with these covenants.

The Company determined that the Term Loan is classified as Level 3 and the relevant fair value as of March 31, 2025 was approximately $192,045. The fair value as of December 31, 2024 was approximately equal to its carrying value.

As of March 31, 2025, the repayment schedule for the Term Loan and Revolving Facility borrowings was as follows:

Year ended December 31,
Remainder of 2025	$—
2026	10,000
2027	12,500
2028	20,000
2029	157,500
2030 and thereafter	—
Total*	$200,000

*Includes $2,500 repayable against the Term Loan within the 12-month period ending March 31, 2026. The Company intends to draw against the available Revolving Facility to pay off Term Loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of March 31, 2025.

NOTE 8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of March 31, 2025, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
Remainder of 2025	$44,182
2026	38,363
2027	9,682
2028	108
2029	—
2030 and thereafter	—
Total	$92,335

(b) Other contingencies

The Company is a party to various litigations and administrative proceedings related to claims arising from its operations in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are estimable. Although the outcome of these matters cannot be predicted with certainty, the Company’s management believes that the resolution of the matters will not have a material impact on the Company’s business, results of operations, financial condition, or cash flows.

NOTE 9. Stock-Based Compensation

Stock-based compensation plan

In 2008, the Company adopted its 2008 Stock Option/Stock Issuance Plan, and, in 2017, adopted the Zeta Global Holdings Corp. 2017 Incentive Plan (collectively, the “Plans”).

The Plans permitted the issuance of stock options, restricted stock and RSUs to employees, officers, consultants or advisors and non-employee directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. Prior to the IPO, the restricted stock and RSUs granted under the Plans generally did not vest until a change in control. Upon a change in control, restricted stock and RSUs vest as to 25% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year term from the original date of grant. The restricted stock and RSUs fully vest upon a change in control to the extent five years has passed from the original date of grant of the restricted stock or RSUs. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurred, the Company did not record any stock-based compensation for such awards prior to the IPO, a change in control event. The stock-based compensation has been recognized following the vesting of restricted stock, RSUs and options as described below. The Company ceased granting awards under the Plans following its adoption of the 2021 Plan (as defined below) in connection with the IPO.

In connection with the IPO, the Company adopted the Zeta Global Holdings Corp. 2021 Incentive Award Plan (the “2021 Plan”), which was effective as of the day prior to the first public trading date of the Company's Class A Common Stock and under which restricted stock, RSUs and options have been granted to service providers. With certain exceptions, the equity awards granted under the 2021 Plan generally vest over four years, with 25% of the shares vesting upon the first anniversary of the grant date and the remainder of the shares vesting in equal quarterly installments thereafter.

During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $41,987 and $52,638, respectively.

Restricted Stock and Restricted Stock Units

As noted above, the Company’s restricted stock and RSUs granted prior to the IPO did not vest until a change of control. On March 24, 2021, the Company’s board of directors approved a modification in the vesting terms of its restricted stock and RSU awards. This modification was accounted for under the guidance in ASC 718-20-35-3. Given the vesting of the modified awards contained a performance condition associated with the IPO, the Company had determined that the modification was considered improbable-to-improbable under ASC 718-20-55-118 through 119. The Company recognized compensation expense over the modified vesting terms, based on the fair value as of the date of modification.

Following is the activity of restricted stock and RSUs granted by the Company:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2025	32,029,604	$11.26
Granted (1)	2,049,818	18.13
Vested (2)	(5,092,246)	10.42
Forfeited (3)	(455,621)	11.26
Non-vested as of March 31, 2025 (4)	28,531,555	$11.91

(1)
During the three months ended March 31, 2025, the Company granted 30,388 shares of restricted stock and 2,019,430 RSUs to its employees, advisors and non-employee directors.
(2)
During the three months ended March 31, 2025, 4,991,733 shares of restricted stock and 100,513 RSUs were vested.
(3)
During the three months ended March 31, 2025, 247,629 shares of restricted stock and 207,992 RSUs were forfeited.
(4)
Includes 15,593,980 unvested shares of Class A restricted stock, 5,501,488 unvested shares of Class B restricted stock and 7,436,087 unvested RSUs, each as of March 31, 2025.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2025	3,814,015	$9.70	8.35	$8.45
Granted	—	—	—	—
Exercised	(15,368)	8.01	—	—
Forfeited	(62,873)	10.12	—	—
Outstanding options as of March 31, 2025	3,735,774	$9.70	8.08	$3.88

As of March 31, 2025, the Company had 1,031,610 outstanding exercisable options with a weighted-average exercise price of $9.17. Options granted by the Company expire no later than ten years from the grant date. The Company did not grant any options during the three months ended March 31, 2025.

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

Following is the summary of PSUs subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2025	9,913,174	$16.27
Granted	—	—
Performance Adjustment	2,694,032	17.83
Vested and Issued	(312,724)	17.83
Forfeited	—	—
Outstanding PSUs as of March 31, 2025	12,294,482	$16.57

The number of shares to be issued upon achievement of the applicable performance condition and satisfaction of the vesting schedule are specified in the applicable PSU award agreements. In the table above, the number of “granted” PSUs are presented at 100% of the specified target shares. Of the total PSUs subject to market conditions granted by the Company, the Company determined that 16,317,251 PSUs were earned through March 31, 2025, of which 12,294,482 earned PSUs remained unissued. The performance adjustment shown in the table above reflects the incremental PSUs that were earned in excess of target (100%).

As of March 31, 2025, the Company has outstanding 849,183 PSUs granted to certain employees that are not subject to market conditions. Upon achievement of certain operating targets, these PSUs could result in the issuance of 849,183 shares of Class A Common Stock.

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

The fair value of shares for the offering that commenced on December 1, 2024 was estimated at $10.34 per share, using the following assumptions, and expected to result in an issuance of approximately 143,527 shares of Class A Common Stock under this offering that will end on May 31, 2025.

As of March 31, 2025
Dividend yield	0.0%
Risk free interest rate	4.42%
Volatility	121.22%

Unrecognized stock-based compensation

The Company has $209,460 of unrecognized compensation expense related to its 28,531,555 shares of unvested restricted stock and RSUs, 16,289,389 PSUs subject to market conditions, 2,703,912 options, 849,183 additional PSUs that are not subject to market conditions and approximately 143,527 shares of Class A Common Stock to be issued under the 2021 ESPP offering that will end on May 31, 2025. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.17 years.

NOTE 10. Stockholders’ Equity

Share repurchase plan

On November 13, 2024, the Company’s Board of Directors authorized a new stock repurchase and withholding program (the “2024 SRP”) of up to $100.0 million in the aggregate for (i) repurchases of the Company’s outstanding shares of Class A Common Stock through December 31, 2026 and (ii) the withholding of shares as an alternative to market sales by certain executives and other employees to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program”). The 2024 SRP supplements the Company’s prior stock repurchase program authorized in 2022.

During the three months ended March 31, 2025, the Company repurchased 1,616,625 shares of Class A Common Stock for a value of $25,011. The Company had an unsettled amount of $873 related to repurchases during the year ended December 31, 2024, which was subsequently paid by the Company during the three months ended March 31, 2025. As of March 31, 2025, $58,959 remained available for purchases under this discretionary plan.

Issuance of Class A Common Stock

During the three months ended March 31, 2025, the Company issued 197,028 shares of Class A Common Stock valued at $3,667 for the earn-out payment related to its Apptness acquisition.

NOTE 11. Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balance for right-to-use assets and lease liabilities are as follows:

	As of March 31, 2025	As of December 31, 2024
Operating Leases
Right-to-use assets - operating leases, net	$9,524	$8,806
Current portion of long-term operating lease liabilities*	$4,092	$3,631
Long-term operating lease liabilities*	$7,339	$7,139

* Current portion of long-term operating lease liabilities and long-term operating lease liabilities are included in other current liabilities and other non-current liabilities, respectively, in the condensed unaudited consolidated balance sheets.

Minimum lease obligations - future minimum payments under all operating leases (including leases with a duration of one year or less) as of March 31, 2025 are as follows:

Year ended December 31,
Remainder of 2025	$3,731
2026	3,214
2027	2,937
2028	2,388
2029	397
2030 and thereafter	—
Total undiscounted lease commitments	$12,667
Less: Imputed interest	(1,236)
Total discounted operating lease liabilities	$11,431

NOTE 12. Fair Value Disclosures

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$343,218	$—	$—	$343,218
Total assets measured at fair value	$343,218	$—	$—	$343,218
Liabilities
Acquisition-related liabilities	$—	$—	$37,461	$37,461
Total liabilities measured at fair value	$—	$—	$37,461	$37,461

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$352,230	$—	$—	$352,230
Total assets measured at fair value	$352,230	$—	$—	$352,230
Liabilities
Acquisition-related liabilities	$—	$—	$41,864	$41,864
Total liabilities measured at fair value	$—	$—	$41,864	$41,864

* Includes cash invested by the Company in money market accounts with certain financial institutions.

The fair value of the acquisition-related liabilities was estimated using the Monte-Carlo simulation model and was classified as a Level 3 financial instrument. The significant assumptions used in the model are the forecasted financial performance of the acquired businesses in future periods.

There were no transfers of financial instruments into or out of Level 3 during the three months ended March 31, 2025 and 2024.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$41,864	$20,294
Payments made during the period	(7,863)	(2,173)
Change in fair value of earn-out	3,460	504
Balance, end of period	$37,461	$18,625

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

NOTE 13. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2025, the Company recorded an income tax provision of $1,644, which included a discrete tax benefit of $309 related to windfall tax benefits for share-based compensation. The effective tax rate for the three months ended March 31, 2025 was negative 8.2% on a pre-tax loss of $19,956.

For the three months ended March 31, 2024, the Company recorded an income tax provision of $396. The effective tax rate for the three months ended March 31, 2024 was negative 1.0% on a pre-tax loss of $39,170.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit on its U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

NOTE 14. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, RSUs and PSUs as of March 31, 2025 and 2024 of 40,826,037 and 49,422,790, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended March 31,
	2025	2024
Numerator:
Numerator for Basic and Diluted loss per share – loss available to common stockholders	$(21,600)	$(39,566)
Denominator:
Class A Common Stock	194,618,375	153,250,419
Class B Common Stock	17,939,675	17,983,933
Denominator for Basic and Diluted loss per share – weighted-average common stock	212,558,050	171,234,353
Basic and Diluted loss per share	$(0.10)	$(0.23)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended March 31,
	2025	2024
Options	1,331,264	2,569,638
Restricted stock and RSUs	22,823,146	48,017,931
PSUs	7,889,633	4,755,675

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”) filed on February 26, 2025, and in Part II, Item IA “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Our Zeta Marketing Platform, or ZMP, is an AI-powered marketing platform with identity data at its core. Leveraging GenAI and machine learning, the ZMP processes billions of structured and unstructured data signals to predict consumer intent, optimize messaging and drive personalized messaging across all channels. The integration of LiveIntent’s identity graph expands Zeta’s first-party data foundation, strengthening authenticated identity resolution and deterministic targeting. The ZMP enables brands to connect with consumers through native integration of marketing channels and application programming interface (“API”) integration with third parties. The ZMP’s data-driven algorithms and processes learn and optimize each customer’s marketing program in real time, producing a ‘flywheel effect’ that enables our customers to test, learn and improve their marketing programs in real time.

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

Macroeconomic trends

Our business and the businesses and operations of our customers depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. To date, the effects of tariffs and changes in global trade policies on the overall state of the economy and on our business have had no material impact on our costs or operations. However, the new tariffs and changes in global trade policies continue to cause overall economic uncertainty and may increase our costs and adversely impact our operations as well as customers’ businesses and operations. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our and our customers’ businesses and operations.

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part 1, Item 1A “Risk Factors” of our 2024 Annual Report, as well as in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

Key Performance Metrics

We review key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams.

Scaled customers increased 19% to 548 as of March 31, 2025, compared to 460 as of March 31, 2024, primarily due to higher usage of our platform among our customers and new additions to our scaled customer base. Of our scaled customers, 159 and 144 were super-scaled customers as of March 31, 2025 and March 31, 2024, respectively.

Scaled customer Average Revenue Per User (“ARPU”) increased 12% to $467 thousand for the three months ended March 31, 2025, compared to $416 thousand for the three months ended March 31, 2024, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers increased 23% to $1.4 million (across 159 customers) for the three months ended March 31, 2025, compared to $1.1 million (across 144 customers) for the three months ended March 31, 2024.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the three months ended March 31, 2025 and 2024, we derived 73% and 67% of our revenues from direct platforms, respectively, and 27% and 33% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Estimates.”

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

Restructuring expenses

Restructuring expenses primarily consist of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels. During the three months ended March 31, 2025, we recognized $3.2 million of restructuring expenses. We did not have any such restructuring expenses during the three months ended March 31, 2024.

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

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, restricted stock units (“RSU”), performance-based stock units (“PSUs”) and stock options granted to employees, consultants or advisors and non-employee directors, and shares purchased under the Company’s employee stock purchase plan, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. See “Note 9 Stock-Based Compensation” to our condensed unaudited consolidated financial statements for further details.

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remainder of 2025	2026	2027	2028	2029	Total
$95,291	$65,579	$35,357	$13,211	$22	$209,460

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended March 31,
	2025	2024
Revenues	$264,419	$194,947
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	103,488	76,873
General and administrative expenses	54,037	48,806
Selling and marketing expenses	75,369	71,415
Research and development expenses	26,799	19,986
Depreciation and amortization	17,687	13,741
Restructuring expenses	3,152	—
Total operating expenses	$280,532	$230,821
Loss from operations	(16,113)	(35,874)
Interest expense, net	331	2,625
Other expenses	3,512	671
Total other expenses	$3,843	$3,296
Loss before income taxes	(19,956)	(39,170)
Income tax provision	1,644	396
Net loss	$(21,600)	$(39,566)

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues

	Three months ended March 31,		Change
	2025	2024	Amount	%
Revenues	$264,419	$194,947	$69,472	35.6%

Revenues increased by $69.5 million, or 35.6%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in revenues is attributable to incremental revenues of $54.2 million from new customers (including approximately $19.4 million from the acquisition of LiveIntent, which closed during the year ended December 31, 2024) and $15.3 million from existing customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended March 31,		Change
	2025	2024	Amount	%
Cost of revenues (excluding depreciation and amortization)	$103,488	$76,873	$26,615	34.6%

Cost of revenues (excluding depreciation and amortization) increased by $26.6 million, or 34.6%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily driven by $20.6 million of incremental media costs related to incremental revenues and higher technology expenses of $6.4 million, partially offset by lower employee-related costs of $0.4 million.

General and administrative expenses

	Three months ended March 31,		Change
	2025	2024	Amount	%
General and administrative expenses	$54,037	$48,806	$5,231	10.7%

General and administrative expenses increased by $5.2 million, or 10.7%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily driven by higher computer and telecom related expenses of $3.6 million, employee-related costs of $2.9 million and professional services fees of $2.1 million, partially offset by lower stock-based compensation of $3.5 million.

Selling and marketing expenses

	Three months ended March 31,		Change
	2025	2024	Amount	%
Selling and marketing expenses	$75,369	$71,415	$3,954	5.5%

Selling and marketing expenses increased by $4.0 million, or 5.5%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily driven by higher employee-related costs of $9.8 million and other sales and marketing-related expenses of $1.2 million, which were partially offset by lower stock-based compensation of $7.0 million.

Research and development expenses

	Three months ended March 31,		Change
	2025	2024	Amount	%
Research and development expenses	$26,799	$19,986	$6,813	34.1%

Research and development expenses increased by $6.8 million, or 34.1%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily driven by an increase in employee-related costs of $5.9 million and higher consulting fees of $0.9 million.

Depreciation and amortization

	Three months ended March 31,		Change
	2025	2024	Amount	%
Depreciation and amortization	$17,687	$13,741	$3,946	28.7%

Depreciation and amortization increased by $3.9 million, or 28.7%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily driven by higher amortization expenses related to intangible assets.

Restructuring expenses

	Three months ended March 31,		Change
	2025	2024	Amount	%
Restructuring expenses	$3,152	$—	$3,152	(100.0)%

We recorded restructuring expenses of $3.2 million for the three months ended March 31, 2025 related to employee termination costs due to internal restructuring. We did not have any restructuring expenses during the three months ended March 31, 2024.

Interest expense, net

	Three months ended March 31,		Change
	2025	2024	Amount	%
Interest expense, net	$331	$2,625	$(2,294)	(87.4)%

Interest expense, net decreased by $2.3 million, or 87.4%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to higher interest income earned on our money market accounts and short-term deposits.

Other expenses

	Three months ended March 31,		Change
	2025	2024	Amount	%
Other expenses	$3,512	$671	$2,841	423.4%

Other expenses increased by $2.8 million, or 423.4%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase in other expenses was primarily driven by an increase in the fair value change of acquisition-related liabilities recorded during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Income tax provision

	Three months ended March 31,		Change
	2025	2024	Amount	%
Income tax provision	$1,644	$396	$1,248	315.2%

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $1.6 million and $0.4 million, respectively, yielding an effective tax rate of negative 8.2% and negative 1.0%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate, primarily due to a limited tax benefit being recorded for U.S. operating losses, as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income / (loss) adjusted for interest expense, net, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring capital raise related (including initial public offering (“IPO”)) expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of the IPO, and other expenses. Acquisition-related expenses and restructuring expenses primarily consist of professional services fees, severance and other employee-related costs, which may vary from period to period depending on the timing of our acquisitions and restructuring activities and may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other expenses consist of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on extinguishment of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring capital raise related (including IPO) expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net income / (loss).

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended March 31,
	2025	2024
Net loss	$(21,600)	$(39,566)
Net loss margin	(8.2)%	(20.3)%
Add back:
Depreciation and amortization	17,687	13,741
Restructuring expenses	3,152	—
Stock-based compensation	41,987	52,638
Other expenses	3,512	671
Interest expense, net	331	2,625
Income tax provision	1,644	396
Adjusted EBITDA	$46,713	$30,505
Adjusted EBITDA margin	17.7%	15.6%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.

As of March 31, 2025, we had cash and cash equivalents of $364.4 million and net working capital, consisting of current assets less current liabilities of $421.0 million. As of March 31, 2025, we had an accumulated deficit of $1,049.9 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our Revolving Facility (as defined below), will be sufficient to meet our working capital requirements for at least the next 12 months and thereafter for the foreseeable future. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2024 Annual Report. In the future, we may attempt to raise additional capital through sales of equity securities or through equity linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
Net cash provided by / (used for):
Cash provided by operating activities	$34,799	$24,666
Cash used for investing activities	(7,421)	(9,454)
Cash used for financing activities	(29,426)	(5,183)
Effect of exchange rate changes on cash and cash equivalents	289	(112)
Net (decrease) / increase in cash and cash equivalents	$(1,759)	$9,917

Net cash provided by operating activities

During the three months ended March 31, 2025, net cash provided by operating activities of $34.8 million resulted primarily from adjusted non-cash items of $62.4 million, more than offsetting our net loss of $21.6 million. Non-cash items include stock-based compensation of $42.0 million, depreciation and amortization expense of $17.7 million and a change in fair value of acquisition-related liabilities of $3.5 million. Changes in working capital were primarily driven by decreases in accounts payable of $11.1 million, deferred revenue of $4.3 million and accrued expenses and other current liabilities of $3.7 million and an increase in other current assets of $0.7 million, partially offset by decreases in accounts receivable of $11.4 million and prepaid expenses of $2.2 million.

During the three months ended March 31, 2024, net cash provided by operating activities of $24.7 million resulted primarily from adjusted non-cash items of $66.8 million, more than offsetting our net loss of $39.6 million. Non-cash items include stock-based compensation of $52.6 million, depreciation and amortization of $13.7 million and a change in fair value of acquisition-related liabilities of $0.5 million. Changes in working capital were primarily driven by decreases in accounts payable of $10.7 million, accrued expenses and other current liabilities of $1.5 million and an increase in prepaid expenses of $1.3 million, partially offset by a decrease in accounts receivable of $9.6 million and an increase in deferred revenue of $1.0 million.

Net cash used for investing activities

During the three months ended March 31, 2025, we used $7.4 million of cash in investing activities, primarily consisting of website and software development costs of $4.2 million, capital expenditures of $2.7 million (including a $1.3 million investment in data and partnership agreements), and $0.5 million for certain acquisition-related liabilities related to the LiveIntent acquisition.

During the three months ended March 31, 2024, we used $9.5 million of cash in investing activities, primarily consisting of capital expenditures of $5.8 million (including a $4.7 million investment in data and partnership agreements) and website and software development costs of $3.6 million.

Net cash used for financing activities

During the three months ended March 31, 2025, we used $29.4 million of cash in financing activities, primarily due to the repurchase of $25.9 million of our common stock repurchased under our share repurchase and RSA Withholding Program (as defined below) and payment of acquisition-related liabilities of $3.7 million.

During the three months ended March 31, 2024, we used $5.2 million of cash in financing activities, primarily due to the repurchase of $3.4 million of our common stock repurchased under our share repurchase and RSA Withholding Program and payment of acquisition-related liabilities of $2.2 million.

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

On August 30, 2024, we refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550.0 million senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200.0 million (the “Term Loan”) and (ii) a $350.0 million senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, we drew down the $200.0 million Term Loan and repaid all outstanding obligations in the amount of $185.0 million under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. Interest shall be payable at the end of the selected interest period. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. As of March 31, 2025, we had $196.5 million (net of $3.5 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

We are currently in compliance with our financial covenants under the Senior Secured Credit Facility, and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. During the three months ended March 31, 2025, we borrowed $6.3 million against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2024 Annual Report.

Share Repurchase and RSA Withholding Program

On November 13, 2024, the Company’s Board of Directors authorized a new stock repurchase and withholding program (the “2024 SRP”) of up to $100.0 million in the aggregate for (i) repurchases of the Company’s outstanding shares of Class A Common Stock through December 31, 2026 and (ii) the withholding of shares as an alternative to market sales by certain executives and other employees to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program”). The 2024 SRP supplements the Company’s prior stock repurchase program authorized in 2022.

As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2024 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2024 SRP during the three months ended March 31, 2025.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates described in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2024 Annual Report.

Recent Accounting Pronouncements

See Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed unaudited consolidated financial statements for our discussion about new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2025. For additional information, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. There have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2024 Annual Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A “Risk Factors” in our 2024 Annual Report, other than the risk factors below.

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

We expect to continue to rely on significant cost savings obtained by concentrating our technology and development and engineering work in India and other non-U.S. locations, but difficulties resulting from the factors noted above and other risks related to our operations in India or such other non-U.S. locations could increase our expenses and harm our competitive position. The historical rate of wage inflation has been higher in India than in the U.S. In addition, if the Rupee strengthens against the U.S. Dollar, including as a result of ongoing changes in global trade policies and macroeconomic conditions, our costs would increase, and such increase could be material. If the cost of technology and development work in India significantly increases or the labor environment in India changes unfavorably, our cost savings may be diminished. Any such developments could adversely affect our business, operating results and financial condition.

We are subject to payment-related risks if customers dispute, do not pay their invoices, or decrease their amount of spend due to unforeseen downturns in their financial condition. Any decreases or significant delays in payments could have a material adverse effect on our business, operating results and financial condition. These risks may be heightened during economic downturns, including from supply chain disruptions or shortages or due to tariffs and changes in global trade policies.

We may become involved in disputes with our customers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. In the past, certain customers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in delay or cancelation of their pending payments to us. In certain cases, customers have been unable to timely make payments, and we have suffered losses. Certain of our contracts with marketing agencies state that if their customer does not pay the agency, the agency is not liable to us, and we must seek payment solely from their customer, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with the customer. These risks may be heightened during economic downturns or due to customer impacts from such downturns, including from supply chain disruptions or shortages or due to tariffs and changes in global trade policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

On January 6, 2025, the Company issued 197,028 shares of Class A Common Stock valued at $18.61 per share, for an aggregate value of $3.7 million, to former shareholders of Apptness Media Group, LLC (“Apptness”) in connection with the Apptness acquisition. The Company did not receive any proceeds from such issuance.

The securities described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. Each acquirer of the Company’s securities confirmed that he was an accredited investor and acknowledged that the securities must be acquired and held for investment.

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended March 31, 2025 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2025 – January 31, 2025	54,881	$16.88	54,881	$83.0
February 1, 2025 – February 28, 2025	288,515	$17.33	288,515	$78.0
March 1, 2025 – March 31, 2025	1,273,229	$14.96	1,273,229	$58.9
Total	1,616,625		1,616,625

(1) On November 13, 2024, the Company’s Board of Directors authorized the 2024 SRP, which authorized up to $100.0 million in the aggregate for (i) repurchases of the Company’s outstanding Class A Common Stock through December 31, 2026 and (ii) the RSA Withholding Program.

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

Zeta Global Holdings Corp.

Date: May 2, 2025	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)