Form 10-Q
period 2025-06-30
Zeta Global Holdings Corp.
filed 2025-08-06
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

The total number of shares of the registrant’s common stock outstanding as of July 29, 2025 was 238,040,782, comprised of 213,945,711 shares of Class A Common Stock and 24,095,071 shares of Class B Common Stock.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$365,314	$366,157
Accounts receivable, net of allowance of $4,691 and $4,291 as of June 30, 2025 and December 31, 2024, respectively	251,007	235,227
Prepaid expenses	11,346	13,348
Other current assets	2,531	1,808
Total current assets	$630,198	$616,540
Non-current assets:
Property and equipment, net	$10,804	$8,856
Website and software development costs, net	29,865	28,949
Right-to-use assets - operating leases, net	10,147	8,806
Intangible assets, net	95,181	115,180
Goodwill	317,672	325,992
Deferred tax assets, net	960	619
Other non-current assets	5,266	6,431
Total non-current assets	$469,895	$494,833
Total assets	$1,100,093	$1,111,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,035	$43,665
Accrued expenses	115,948	121,400
Acquisition-related liabilities	13,834	12,727
Deferred revenue	3,856	10,348
Other current liabilities	12,156	11,197
Total current liabilities	$193,829	$199,337
Non-current liabilities:
Long-term borrowings	$196,686	$196,288
Acquisition-related liabilities	25,327	29,137
Other non-current liabilities	10,995	9,810
Total non-current liabilities	$233,008	$235,235
Total liabilities	$426,837	$434,572
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A Common Stock $0.001 per share par value, up to 3,750,000,000 shares authorized, 213,263,264 and 213,175,179 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$213	$213
Class B Common Stock $0.001 per share par value, up to 50,000,000 shares authorized, 24,095,071 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	1,737,840	1,706,885
Accumulated deficit	(1,062,722)	(1,028,308)
Accumulated other comprehensive loss	(2,099)	(2,013)
Total stockholders’ equity	$673,256	$676,801
Total liabilities and stockholders' equity	$1,100,093	$1,111,373

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$308,442	$227,839	$572,861	$422,786
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	116,988	91,082	220,476	167,955
General and administrative expenses	62,172	51,159	116,209	99,965
Selling and marketing expenses	86,392	75,604	161,761	147,019
Research and development expenses	30,592	23,614	57,391	43,600
Depreciation and amortization	17,403	12,964	35,090	26,705
Restructuring expenses	—	—	3,152	—
Total operating expenses	$313,547	$254,423	$594,079	$485,244
Loss from operations	(5,105)	(26,584)	(21,218)	(62,458)
Interest expense, net	166	2,560	497	5,185
Other expenses / (income)	6,351	(1,564)	9,863	(893)
Total other expenses	$6,517	$996	$10,360	$4,292
Loss before income taxes	(11,622)	(27,580)	(31,578)	(66,750)
Income tax provision	1,192	486	2,836	882
Net loss	$(12,814)	$(28,066)	$(34,414)	$(67,632)
Other comprehensive loss / (income):
Foreign currency translation adjustment	65	(51)	86	(1)
Total comprehensive loss	$(12,879)	$(28,015)	$(34,500)	$(67,631)
Net loss per share
Net loss available to common stockholders	$(12,814)	$(28,066)	$(34,414)	$(67,632)
Basic loss per share	$(0.06)	$(0.16)	$(0.16)	$(0.39)
Diluted loss per share	$(0.06)	$(0.16)	$(0.16)	$(0.39)
Weighted average number of shares used to compute net loss per share
Basic	217,253,856	177,870,238	214,918,925	174,475,591
Diluted	217,253,856	177,870,238	214,918,925	174,475,591

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenues (excluding depreciation and amortization)	$302	$499	$563	$770
General and administrative expenses	14,896	16,728	30,315	35,627
Selling and marketing expenses	22,460	26,947	42,005	53,497
Research and development expenses	8,813	7,985	15,575	14,903
Total	$46,471	$52,159	$88,458	$104,797

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Six months ended June 30, 2025
							Accumulated Other
	Class A Common Stock		Class B Common Stock		Additional Paid-	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Total
Balance as of January 1, 2025(1)	213,175,179	$213	24,095,071	$24	$1,706,885	$(1,028,308)	$(2,013)	$676,801
Shares issued in connection with certain agreements	197,028	—	—	—	3,667	—	—	3,667
Restricted stock grants	30,388	—	—	—	—	—	—	—
Restricted stock forfeitures	(247,629)	—	—	—	—	—	—	—
Shares repurchased	(1,616,625)	(1)	—	—	(25,010)	—	—	(25,011)
Performance stock units vested	312,724	—	—	—	—	—	—	—
Options exercised	15,368	—	—	—	123	—	—	123
Stock-based compensation	—	—	—	—	42,638	—	—	42,638
Restricted stock units vested	100,513	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	(21,600)	—	(21,600)
Balance as of March 31, 2025(2)	211,966,946	$212	24,095,071	$24	$1,728,303	$(1,049,908)	$(2,034)	$676,597
Shares issued in connection with certain agreements	50,736	—	—	—	667	—	—	667
Purchase price allocation adjustments	—	—	—	—	(9,006)	—	—	(9,006)
Restricted stock grants	189,508	—	—	—	—	—	—	—
Restricted stock forfeitures	(101,057)	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	170,483	—	—	—	1,904	—	—	1,904
Shares repurchased	(2,673,451)	(2)	—	—	(32,046)	—	—	(32,048)
Performance stock units vested	2,201,123	2	—	—	(2)	—	—	—
Options exercised	129,712	—	—	—	853	—	—	853
Stock-based compensation	—	—	—	—	47,168	—	—	47,168
Restricted stock units vested	1,329,264	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(65)	(65)
Net loss	—	—	—	—	—	(12,814)	—	(12,814)
Balance as of June 30, 2025(3)	213,263,264	$213	24,095,071	$24	$1,737,840	$(1,062,722)	$(2,099)	$673,256

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

3. Includes 200,966,624 outstanding shares of Class A Common Stock, 19,410,968 outstanding shares of Class B Common Stock, 12,296,640 unvested shares of Class A restricted stock and 4,684,103 unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

	Six months ended June 30, 2024
							Accumulated Other
	Class A Common Stock		Class B Common Stock		Additional Paid-	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Total
Balance as of January 1, 2024(4)	188,631,432	$189	29,055,489	$29	$1,140,849	$(958,537)	$(2,010)	$180,520
Restricted stock grants	1,420,286	1	—	—	(1)	—	—	—
Shares repurchased	(324,753)	—	—	—	(3,466)	—	—	(3,466)
Restricted stock forfeitures	(331,160)	—	—	—	—	—	—	—
Options exercised	97,158	—	—	—	434	—	—	434
Stock-based compensation	—	—	—	—	53,729	—	—	53,729
Restricted stock units vested	130,149	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(39,566)	—	(39,566)
Balance as of March 31, 2024(5)	189,623,112	$190	29,055,489	$29	$1,191,545	$(998,103)	$(2,060)	$191,601
Shares issued in connection with certain agreements	43,152	—	—	—	667	—	—	667
Restricted stock grants	67,862	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	212,650	—	—	—	1,525	—	—	1,525
Shares repurchased	(172,346)	—	—	—	(2,919)	—	—	(2,919)
Restricted stock forfeitures	(221,824)	—	—	—	—	—	—	—
Performance stock units vested	150,315	—	—	—	—	—	—	—
Options exercised	170,697	—	—	—	1,407	—	—	1,407
Stock-based compensation	—	—	—	—	52,780	—	—	52,780
Class B common stock transferred to Class A common stock	1,904,383	2	(1,904,383)	(2)	—	—	—	-
Restricted stock units vested	153,932	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	51	51
Net loss	—	—	—	—	—	(28,066)	—	(28,066)
Balance as of June 30, 2024(6)	191,931,933	$192	27,151,106	$27	$1,245,005	$(1,026,169)	$(2,009)	$217,046

4. Includes 150,989,571 outstanding shares of Class A Common Stock, 17,886,352 outstanding shares of Class B Common Stock, 37,641,861 unvested shares of Class A restricted stock and 11,169,137 unvested shares of Class B restricted stock.

5. Includes 156,444,731 outstanding shares of Class A Common Stock, 18,301,427 outstanding shares of Class B Common Stock, 33,178,381 unvested shares of Class A restricted stock and 10,754,062 unvested shares of Class B restricted stock.

6. Includes 164,510,430 outstanding shares of Class A Common Stock, 17,607,759 outstanding shares of Class B Common Stock, 27,421,503 unvested shares of Class A restricted stock and 9,543,347 unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,414)	$(67,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,090	26,705
Stock-based compensation	88,458	104,797
Deferred income taxes	(345)	(67)
Change in fair value of acquisition-related liabilities	9,165	(1,261)
Others, net	2,761	450
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(19,067)	(13,070)
Prepaid expenses	1,938	(2,352)
Other current assets	(723)	161
Other non-current assets	156	(1,153)
Deferred revenue	(6,543)	369
Accounts payable	2,703	(15,406)
Accrued expenses and other current liabilities	(3,515)	24,321
Other non-current liabilities	1,184	(86)
Net cash provided by operating activities	$76,848	$55,776
Cash flows from investing activities:
Capital expenditures	(5,085)	(12,565)
Website and software development costs	(9,953)	(8,212)
Acquisitions and other investments, net of cash acquired	(1,202)	—
Net cash used for investing activities	$(16,240)	$(20,777)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(6,333)	(6,952)
Proceeds from credit facilities, net of issuance cost	6,250	11,250
Issuance under employee stock purchase plan	1,904	1,525
Exercise of options	964	1,841
Repurchase of shares	(57,931)	(8,363)
Repayments against the credit facilities	(6,250)	(11,250)
Net cash used for financing activities	$(61,396)	$(11,949)
Effect of exchange rate changes on cash and cash equivalents	(55)	(78)
Net (decrease) / increase in cash and cash equivalents	$(843)	$22,972
Cash and cash equivalents, beginning of period	366,157	131,732
Cash and cash equivalents, end of period	$365,314	$154,704
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$1,415	$5,016
Cash paid for income taxes, net	$1,459	$638
Liability established in connection with acquisitions	$9,165	$—
Capitalized stock-based compensation as website and software development	$1,348	$1,712
Shares issued in connection with acquisitions and other agreements	$4,333	$667
Right-to-use assets established	$1,792	$1,081
Operating lease liabilities established	$1,792	$1,081
Non-cash consideration for website and software development	$774	$402

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of consolidation:

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2024 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2025, the results of operations, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2024, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $14,353 and $11,101 as of June 30, 2025 and December 31, 2024, respectively, and are included in the accounts receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consist of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the six months ended June 30, 2025 and 2024, the Company billed and collected $10,845 and $7,878 in advance, respectively, and recognized $17,337 and $7,496, respectively, as revenues. As of June 30, 2025 and December 31, 2024, the deferred revenues were $3,856 and $10,348, respectively.

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

As of June 30, 2025, the Company's remaining performance obligations for the next 12 months and thereafter were approximately $67,000 and $68,700, respectively.

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

The following table summarizes disaggregation for the three and six months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Direct platform revenue	75%	67%	74%	67%
Integrated platform revenue	25%	33%	26%	33%

Refer to the Company’s accounting policy on “Segments” below for more information about disaggregation based on primary geographical markets.

(c) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and stock options granted to the employees, consultants or advisors and non-employee directors, as well as shares purchased under the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”), is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to “Note 9. Stock-Based Compensation”).

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

Revenues and long-lived assets by geographic region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographic region consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
US	$298,490	$222,156	$553,151	$410,334
International	9,952	5,683	19,710	12,452
Total revenues	$308,442	$227,839	$572,861	$422,786

Total long-lived assets (including right-to-use assets) by geographic region consisted of the following:

	As of
	June 30, 2025	December 31, 2024
US	$14,719	$13,914
International	6,232	3,748
Total long-lived assets	$20,951	$17,662

(e) Concentration of credit risk:

One customer accounted for more than 10% of the Company’s total revenues during the six months ended June 30, 2025, and no customer accounted for more than 10% of the Company’s total revenues during the six months ended June 30, 2024.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of both June 30, 2025 and December 31, 2024, there was one customer that represented more than 10% of the Company’s accounts receivables balance. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly makes provisions as warranted.

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

New accounting pronouncements

Not yet adopted:

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to provide investors more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the income statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

NOTE 3. Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	As of June 30, 2025			As of December 31, 2024
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$63,925	$(44,732)	$19,193	$61,342	$(36,682)	$24,660
Tradenames	14,940	(3,935)	11,005	14,940	(3,063)	11,877
Completed technologies	71,112	(40,063)	31,049	71,112	(32,437)	38,675
Customer relationships	104,213	(70,279)	33,934	104,213	(64,245)	39,968
Total intangible assets	$254,190	$(159,009)	$95,181	$251,607	$(136,427)	$115,180

Amortization expense of intangible assets for the three and six months ended June 30, 2025 was $11,173 and $22,582, respectively, and for the three and six months ended June 30, 2024 was $6,094 and $12,813, respectively

Weighted average useful life of the unamortized intangible assets as of June 30, 2025 was 2.96 years. As of June 30, 2025, based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
Remainder of 2025	$21,106
2026	35,339
2027	24,524
2028	9,317
2029	1,746
2030 and thereafter	3,149
Total	$95,181

NOTE 4. Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2025	$325,992
Purchase price allocation adjustments	(8,343)
Foreign currency translation	23
Balance as of June 30, 2025	$317,672

There were no events during the six months ended June 30, 2025 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of June 30, 2025 and December 31, 2024.

LiveIntent, Inc.

On October 7, 2024, the Company entered into a stock purchase agreement with the seller of LiveIntent, Inc. (“LiveIntent”) to purchase all of its issued and outstanding shares of common stock. The Company closed this acquisition on October 21, 2024. The Company concluded that the transaction represents an acquisition of a business under ASC 805, Business Combinations. The fair value of the aggregate purchase consideration for the LiveIntent acquisition was $276,976, including $26,983 paid for cash acquired as part of this acquisition, $16,898 as estimated earn-outs based on the achievement of certain operating targets of the acquired business and $14,350 as certain holdbacks. The Company paid $55,819 (net of cash acquired) and issued 5,839,656 shares of Class A Common Stock. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $29,760 as customer relationships intangibles, $36,180 as completed technologies, $12,220 as tradenames, $176,748 as goodwill, and $22,068 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 4.0 years.

The Company paid $672 and $1,202 for certain acquisition-related liabilities during the three and six months ended June 30, 2025, respectively.

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

Goodwill acquired by the Company in its LiveIntent acquisition is not deductible for tax purposes.

NOTE 6. Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	Apptness	ArcaMax	LiveIntent	Total
Balance as of January 1, 2025	$7,333	$3,283	$31,248	$41,864
Additions	—	—	—	—
Payments made during the period	(7,333)	(3,333)	(1,202)	(11,868)
Change in fair value of earn-out	—	50	9,115	9,165
Balance as of June 30, 2025	$-	$-	$39,161	$39,161

As of June 30, 2025, the Company revised the forecasted financial performance of the business acquired in its LiveIntent acquisition as compared to the estimates used in the initial purchase price allocation. As such, the Company recorded changes in the fair value of the earn-outs, which are included in “Other expenses / (income)” on the condensed unaudited consolidated statements of operations and comprehensive loss.

NOTE 7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of June 30, 2025	As of December 31, 2024
Credit facility	$200,000	$200,000
Less: Unamortized deferred financing cost	(3,314)	(3,712)
Long-term borrowings	$196,686	$196,288

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

On August 30, 2024, the Company refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550,000 senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200,000 (the “Term Loan”) and (ii) a $350,000 senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, the Company drew down the $200,000 Term Loan and repaid all outstanding obligations in the amount of $185,000 under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. The Senior Secured Credit Facility is fully secured with a first lien on the Company’s assets. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. Out of the total Senior Secured Credit Facility, $342,500 remains undrawn as of June 30, 2025. In addition, the Company has an outstanding letter of credit amounting to $1,190 against the available Revolving Facility.

At the Company’s election, loans made under the Credit Agreement will bear interest at (i) Secured Overnight Financing Rate (“SOFR”) plus a margin of between 1.875% and 2.625% per annum depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement), plus an adjustment of 0.10% per annum or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.875% and 1.625% per annum depending on the Company’s Consolidated Net Leverage Ratio. Interest shall be payable at the end of the selected interest period. The effective interest rate of the facility was 6.4% for the six months ended June 30, 2025.

The Company accounted for the refinancing in accordance with ASC 470, Debt, as a modification of existing debt, and accordingly the debt issuance cost of $3,397 incurred on the Senior Secured Credit Facility along with the $580 of remaining deferred financing costs of the Existing Senior Secured Credit Facility were capitalized and were recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets. These deferred financing costs are being amortized over the term of the Senior Secured Credit Facility on a straight-line basis. During the six months ended June 30, 2025, the Company borrowed $6,250 against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility. As of June 30, 2025, the outstanding balance of the Term Loan was $192,500 and Revolving Facility was $7,500.

The Senior Secured Credit Facility contains certain financial maintenance covenants including a Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement includes customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, engage in transactions with affiliates and make certain asset dispositions. Additionally, the Company is required to submit periodic financial covenant letters that would include the Company’s current Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio, among others. As of June 30, 2025, the applicable Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio were 3.25 and 1.25, respectively, and the Company was in compliance with these covenants.

The Company determined that the Term Loan is classified as Level 3 and the relevant fair value as of June 30, 2025 was approximately $196,682. The fair value as of December 31, 2024 was approximately equal to its carrying value.

As of June 30, 2025, the repayment schedule for the Term Loan and Revolving Facility borrowings was as follows:

Year ended December 31,
Remainder of 2025	$—
2026	10,000
2027	12,500
2028	20,000
2029	157,500
2030 and thereafter	—
Total*	$200,000

*Includes $5,000 repayable against the Term Loan within the 12-month period ending June 30, 2026. The Company intends to draw against the available Revolving Facility to pay off Term Loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of June 30, 2025.

NOTE 8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of June 30, 2025, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
Remainder of 2025	$27,082
2026	39,894
2027	10,202
2028	56
2029	—
2030 and thereafter	—
Total	$77,234

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

The Plans permitted the issuance of stock options, restricted stock and RSUs to employees, officers, consultants or advisors and non-employee directors of the Company. Options granted under the Plans expire no later than ten years from the grant date. Prior to the IPO, the restricted stock and RSUs granted under the Plans generally did not vest until a change in control. Upon a change in control, restricted stock and RSUs vest as to 25% of the shares with the balance of the shares vesting in equal quarterly installments following the change in control over the remainder of a five-year term from the original date of grant. The restricted stock and RSUs fully vest upon a change in control to the extent five years have passed from the original date of grant of the restricted stock or RSUs. Since the vesting of these awards was contingent upon the change of control event, which was not considered probable until it occurred, the Company did not record any stock-based compensation for such awards prior to the IPO, a change in control event.

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

During the three months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $46,471 and $52,159, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $88,458 and $104,797, respectively.

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

Following is the activity of restricted stock and RSUs granted by the Company:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2025	32,029,604	$11.26
Granted (1)	4,608,334	15.44
Vested (2)	(10,624,686)	10.54
Forfeited (3)	(777,612)	12.37
Non-vested as of June 30, 2025 (4)	25,235,640	$12.30

(1)
During the six months ended June 30, 2025, the Company granted 219,896 shares of restricted stock and 4,388,438 RSUs to its employees, advisors and non-employee directors.
(2)
During the six months ended June 30, 2025, 9,194,909 shares of restricted stock and 1,429,777 RSUs were vested.
(3)
During the six months ended June 30, 2025, 348,686 shares of restricted stock and 428,926 RSUs were forfeited.
(4)
Includes 12,296,640 unvested shares of Class A restricted stock, 4,684,103 unvested shares of Class B restricted stock and 8,254,897 unvested RSUs, each as of June 30, 2025.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2025	3,814,015	$9.70	8.35	$8.45
Granted	9,290,214	12.57	—	—
Exercised	(145,080)	6.73	—	—
Forfeited	(130,308)	10.64	—	—
Outstanding options as of June 30, 2025	12,828,841	$11.80	9.40	$1.53

As of June 30, 2025, the Company had 1,448,784 outstanding exercisable options with a weighted-average exercise price of $9.05. Options granted by the Company expire no later than ten years from the grant date.

The Company granted 9,290,214 options during the six months ended June 30, 2025. The Company determined the estimated fair value of the options using the Black-Scholes-Merton method as $7.09. The following assumptions were used by the Company for the options valuation:

As of June 30, 2025
Dividend yield	0.0%
Volatility	55.0%
Expected Term (years)	6.11
Risk free rate of interest	4.0%

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

Following is the summary of PSUs subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2025	9,913,174	$16.27
Granted	—	—
Performance Adjustment	2,694,032	17.83
Vested and Issued	(2,513,847)	17.10
Forfeited	(213,571)	16.20
Outstanding PSUs as of June 30, 2025	9,879,788	$16.48

The number of shares to be issued upon achievement of the applicable performance condition and satisfaction of the vesting schedule are specified in the applicable PSU award agreements. In the table above, the number of “granted” PSUs are presented at 100% of the specified target shares. Of the total PSUs subject to market conditions granted by the Company, the Company determined that 16,317,251 PSUs were earned through June 30, 2025, of which 9,879,788 earned PSUs remained unissued. The performance adjustment shown in the table above reflects the incremental PSUs that were earned in excess of target (100%).

As of June 30, 2025, the Company has outstanding 849,183 PSUs granted to certain employees that are not subject to market conditions. Upon achievement of certain operating targets, these PSUs could result in the issuance of 849,183 shares of Class A Common Stock.

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

During the six months ended June 30, 2025, the Company issued 170,483 shares of Class A common stock related to the ESPP offering that ended on May 31, 2025.

The fair value of shares for the offering that commenced on June 1, 2025 was estimated at $4.45 per share, using the following assumptions, and this offering that will end on November 30, 2025, is expected to result in the issuance of approximately 232,560 shares of Class A Common Stock.

As of June 30, 2025
Dividend yield	0.0%
Risk free interest rate	4.3%
Volatility	65.4%

Unrecognized stock-based compensation

The Company has $255,943 of unrecognized compensation expense related to its 25,235,640 shares of unvested restricted stock and RSUs, 16,075,818 PSUs subject to market conditions, 11,380,009 options, 849,183 additional PSUs that are not subject to market conditions and approximately 232,560 shares of Class A Common Stock to be issued under the 2021 ESPP offering that will end on November 30, 2025. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.11 years.

NOTE 10. Stockholders’ Equity

Share repurchase plan

On November 13, 2024, the Company’s Board of Directors authorized a new stock repurchase and withholding program (the “2024 SRP”) of up to $100,000 in the aggregate for (i) repurchases of the Company’s outstanding shares of Class A Common Stock through December 31, 2026 and (ii) the withholding of shares as an alternative to market sales by certain executives and other employees to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program”). The 2024 SRP supplements the Company’s prior stock repurchase program authorized in 2022.

During the three and six months ended June 30, 2025, the Company repurchased 2,673,451 and 4,290,076 shares of Class A Common Stock, respectively, for a value of $32,048 and $57,059, respectively. The Company had an unsettled amount of $873 related to repurchases during the year ended December 31, 2024, which was subsequently paid by the Company during the six months ended June 30, 2025. As of June 30, 2025, $26,944 remained available for purchases under this discretionary plan.

Issuance of Class A Common Stock

During the six months ended June 30, 2025, the Company issued 197,028 shares of Class A Common Stock valued at $3,667 and 50,736 shares of Class A Common Stock valued at $667 for the earn-out payment related to its Apptness and ArcaMax acquisitions, respectively.

NOTE 11. Leases

The Company maintains leased offices in the United States of America, United Kingdom, India, Belgium and France.

The balance for right-to-use assets and lease liabilities are as follows:

	As of June 30, 2025	As of December 31, 2024
Operating Leases
Right-to-use assets - operating leases, net	$10,147	$8,806
Current portion of long-term operating lease liabilities*	$3,788	$3,631
Long-term operating lease liabilities*	$8,218	$7,139

* Current portion of long-term operating lease liabilities and long-term operating lease liabilities are included in other current liabilities and other non-current liabilities, respectively, in the condensed unaudited consolidated balance sheets.

Minimum lease obligations - future minimum payments under all operating leases (including leases with a duration of one year or less) as of June 30, 2025 are as follows:

Year ended December 31,
Remainder of 2025	$2,517
2026	3,625
2027	3,353
2028	2,831
2029	876
2030 and thereafter	174
Total undiscounted lease commitments	$13,376
Less: Imputed interest	(1,370)
Total discounted operating lease liabilities	$12,006

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$349,492	$—	$—	$349,492
Total assets measured at fair value	$349,492	$—	$—	$349,492
Liabilities
Acquisition-related liabilities	$—	$—	$39,161	$39,161
Total liabilities measured at fair value	$—	$—	$39,161	$39,161

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$352,230	$—	$—	$352,230
Total assets measured at fair value	$352,230	$—	$—	$352,230
Liabilities
Acquisition-related liabilities	$—	$—	$41,864	$41,864
Total liabilities measured at fair value	$—	$—	$41,864	$41,864

* Includes cash invested by the Company in money market accounts with certain financial institutions.

The fair value of the acquisition-related liabilities was estimated using the Monte-Carlo simulation model and was classified as a Level 3 financial instrument. The significant assumptions used in the model are the forecasted financial performance of the acquired businesses in future periods.

There were no transfers of financial instruments into or out of Level 3 during the six months ended June 30, 2025 and 2024.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$37,461	$18,625	$41,864	$20,294
Payments made during the period	(4,005)	(5,446)	(11,868)	(7,619)
Change in fair value of earn-out	5,705	(1,765)	9,165	(1,261)
Balance, end of period	$39,161	$11,414	$39,161	$11,414

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

For the three and six months ended June 30, 2025, the Company recorded an income tax provision of $1,192 and $2,836, respectively, which included a discrete tax benefit of $201 and $510, respectively, related to windfall tax benefits for stock-based compensation. The effective tax rate for the three months ended June 30, 2025 was negative 10.3% on a pre-tax loss of $11,622 and for the six months ended June 30, 2025 was negative 9.0% on a pre-tax loss of $31,578.

For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $486 and $882, respectively. The effective tax rate for the three months ended June 30, 2024 was negative 1.8% on a pre-tax loss of $27,580 and for the six months ended June 30, 2024 was negative 1.3% on a pre-tax loss of $66,750.

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of 2025. The Company is currently evaluating the tax impacts of the law change.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit on its U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

NOTE 14. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, RSUs and PSUs as of June 30, 2025 and 2024 of 35,115,428 and 50,036,335, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Numerator for Basic and Diluted loss per share – loss available to common stockholders	$(12,814)	$(28,066)	$(34,414)	$(67,632)
Denominator:
Class A Common Stock	198,507,575	160,039,714	196,573,719	156,645,066
Class B Common Stock	18,746,281	17,830,524	18,345,206	17,830,524
Denominator for Basic and Diluted loss per share – weighted-average common stock	217,253,856	177,870,238	214,918,925	174,475,591
Basic and Diluted loss per share	$(0.06)	$(0.16)	$(0.16)	$(0.39)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Options	593,713	4,203,861	986,571	3,386,749
Restricted stock and RSUs	17,824,761	46,026,163	19,058,743	47,022,047
PSUs	4,564,966	7,529,122	5,115,962	6,142,399

NOTE 15. Subsequent Event

On July 23, 2025, the Company's Board of Directors authorized a share repurchase program to repurchase up to $200,000 of our outstanding Class A common stock through December 31, 2027 (the “2025 SRP”). The actual timing, number and value of shares repurchased in the future will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases during any given fiscal period under the 2025 SRP, including withholdings under the RSA Withholding Program, will reduce the number of weighted-average common shares outstanding for the period.

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

Macroeconomic trends

Our business and the businesses and operations of our customers depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. While core inflation has remained relatively steady for the first half of the year, the economy continues to be impacted by the looming potential of increased inflation rates and faces further inflation risk. To date, the effects of tariffs and changes in global trade policies on the overall state of the economy and on our business have had no material impact on our costs or operations. However, the evolving tariffs and changes in global trade policies continue to cause overall economic uncertainty and may increase our costs and adversely impact our operations as well as customers’ businesses and operations. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our and our customers’ businesses and operations.

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

Scaled customers increased 21% to 567 as of June 30, 2025, compared to 468 as of June 30, 2024, primarily due to higher usage of our platform among our customers and new additions to our scaled customer base. Of our scaled customers, 168 and 144 were super-scaled customers as of June 30, 2025 and June 30, 2024, respectively.

Scaled customer Average Revenue Per User (“ARPU”) increased 11% to $532 thousand for the three months ended June 30, 2025, compared to $479 thousand for the three months ended June 30, 2024, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers increased 19% to $1.6 million (across 168 customers) for the three months ended June 30, 2025, compared to $1.3 million (across 144 customers) for the three months ended June 30, 2024.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the six months ended June 30, 2025 and 2024, we derived 74% and 67% of our revenues from direct platforms, respectively, and 26% and 33% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Estimates.”

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

Selling and marketing expenses

Selling and marketing expenses primarily consist of employee-related costs, including salaries, bonuses, employee benefits costs, stock-based compensation and commission costs for our sales and marketing personnel. Selling and marketing expenses also include costs for market development programs, advertising, promotional and other marketing activities. We intend to continue to invest in marketing initiatives, and as a result, we expect selling and marketing expenses to increase in absolute dollars in future periods. Selling and marketing expenses as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in these functions over the long term.

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

Restructuring expenses

Restructuring expenses primarily consist of employee termination costs due to internal restructuring. We expect that restructuring expenses will be correlated with future restructuring activities (if any), which could be greater than or less than our historic levels. During the six months ended June 30, 2025, we recognized $3.2 million of restructuring expenses. We did not have any such restructuring expenses during the six months ended June 30, 2024.

Interest expense, net

Interest expense, net primarily consists of interest payable on our long-term borrowings, net of interest earned on our short-term investments in money market accounts and other short-term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

Other expenses / (income)

Other expenses / (income) primarily consists of changes in fair value of acquisition-related liabilities, gains and losses on sale of assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rates and the remeasurement impact of acquisition-related liabilities, which depends on the performance of our acquisitions and could be greater than or less than our historic levels.

Income tax provision

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, restricted stock units (“RSU”), performance-based stock units (“PSUs”) and stock options granted to employees, consultants or advisors and non-employee directors, and shares purchased under the Company’s employee stock purchase plan, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. See “Note 9. Stock-Based Compensation” to our condensed unaudited consolidated financial statements for further details.

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

		Year ended December 31,
Remainder of 2025	2026	2027	2028	2029	Total
$87,276	$99,868	$49,220	$19,005	$574	$255,943

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$308,442	$227,839	$572,861	$422,786
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	116,988	91,082	220,476	167,955
General and administrative expenses	62,172	51,159	116,209	99,965
Selling and marketing expenses	86,392	75,604	161,761	147,019
Research and development expenses	30,592	23,614	57,391	43,600
Depreciation and amortization	17,403	12,964	35,090	26,705
Restructuring expenses	—	—	3,152	—
Total operating expenses	$313,547	$254,423	$594,079	$485,244
Loss from operations	(5,105)	(26,584)	(21,218)	(62,458)
Interest expense, net	166	2,560	497	5,185
Other expenses / (income)	6,351	(1,564)	9,863	(893)
Total other expenses	$6,517	$996	$10,360	$4,292
Loss before income taxes	(11,622)	(27,580)	(31,578)	(66,750)
Income tax provision	1,192	486	2,836	882
Net loss	$(12,814)	$(28,066)	$(34,414)	$(67,632)

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenues

	Three months ended June 30,		Change
	2025	2024	Amount	%
Revenues	$308,442	$227,839	$80,603	35.4%

Revenues increased by $80.6 million, or 35.4%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in revenues is attributable to incremental revenues of $52.4 million from new customers (including approximately $20.1 million from the acquisition of LiveIntent, which closed during the year ended December 31, 2024) and $28.2 million from existing customers.

Cost of revenues (excluding depreciation and amortization)

	Three months ended June 30,		Change
	2025	2024	Amount	%
Cost of revenues (excluding depreciation and amortization)	$116,988	$91,082	$25,906	28.4%

Cost of revenues (excluding depreciation and amortization) increased by $25.9 million, or 28.4%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was primarily driven by $19.6 million of incremental media costs related to incremental revenues and higher technology expenses of $6.6 million, partially offset by lower employee-related costs of $0.3 million.

General and administrative expenses

	Three months ended June 30,		Change
	2025	2024	Amount	%
General and administrative expenses	$62,172	$51,159	$11,013	21.5%

General and administrative expenses increased by $11.0 million, or 21.5%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was primarily driven by higher employee-related costs of $3.8 million, computer and telecom related expenses of $3.0 million, professional services fees of $3.0 million and other general and administrative expenses of $3.0 million, partially offset by lower stock-based compensation of $1.8 million.

Selling and marketing expenses

	Three months ended June 30,		Change
	2025	2024	Amount	%
Selling and marketing expenses	$86,392	$75,604	$10,788	14.3%

Selling and marketing expenses increased by $10.8 million, or 14.3%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was primarily driven by higher employee-related costs of $12.9 million and other sales and marketing-related expenses of $2.4 million, partially offset by lower stock-based compensation of $4.5 million.

Research and development expenses

	Three months ended June 30,		Change
	2025	2024	Amount	%
Research and development expenses	$30,592	$23,614	$6,978	29.6%

Research and development expenses increased by $7.0 million, or 29.6%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was primarily driven by an increase in employee-related costs of $5.4 million, higher consulting fees of $0.8 million and higher stock-based compensation of $0.8 million.

Depreciation and amortization

	Three months ended June 30,		Change
	2025	2024	Amount	%
Depreciation and amortization	$17,403	$12,964	$4,439	34.2%

Depreciation and amortization increased by $4.4 million, or 34.2%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was primarily driven by higher amortization expenses related to intangible assets.

Interest expense, net

	Three months ended June 30,		Change
	2025	2024	Amount	%
Interest expense, net	$166	$2,560	$(2,394)	(93.5)%

Interest expense, net decreased by $2.4 million, or 93.5%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to higher interest income earned on our money market accounts and short-term deposits.

Other expenses / (income)

	Three months ended June 30,		Change
	2025	2024	Amount	%
Other expenses / (income)	$6,351	$(1,564)	$7,915	NM*

Other expenses increased by $7.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase in other expenses was primarily driven by an increase in the fair value change of acquisition-related liabilities recorded during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

*Not Meaningful

Income tax provision

	Three months ended June 30,		Change
	2025	2024	Amount	%
Income tax provision	$1,192	$486	$706	145.3%

For the three months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $1.2 million and $0.5 million, respectively, yielding an effective tax rate of negative 10.3% and negative 1.8%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate, primarily due to a limited tax benefit being recorded for U.S. operating losses, as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenues

	Six months ended June 30,		Change
	2025	2024	Amount	%
Revenues	$572,861	$422,786	$150,075	35.5%

Revenues increased by $150.1 million, or 35.5%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in revenues is attributable to incremental revenues of $106.6 million from new customers (including approximately $39.5 million from the acquisition of LiveIntent, which closed during the year ended December 31, 2024) and $43.5 million from existing customers.

Cost of revenues (excluding depreciation and amortization)

	Six months ended June 30,		Change
	2025	2024	Amount	%
Cost of revenues (excluding depreciation and amortization)	$220,476	$167,955	$52,521	31.3%

Cost of revenues (excluding depreciation and amortization) increased by $52.5 million, or 31.3%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by $40.2 million of incremental media costs related to incremental revenues and higher technology expenses of $13.0 million, partially offset by lower employee-related costs of $0.7 million.

General and administrative expenses

	Six months ended June 30,		Change
	2025	2024	Amount	%
General and administrative expenses	$116,209	$99,965	$16,244	16.2%

General and administrative expenses increased by $16.2 million, or 16.2%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by higher employee-related costs of $7.1 million, computer and telecom related expenses of $6.6 million, professional services fees of $5.1 million and other general and administrative expenses of $2.7 million, partially offset by lower stock-based compensation of $5.3 million.

Selling and marketing expenses

	Six months ended June 30,		Change
	2025	2024	Amount	%
Selling and marketing expenses	$161,761	$147,019	$14,742	10.0%

Selling and marketing expenses increased by $14.7 million, or 10.0%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by higher employee-related costs of $22.7 million and other sales and marketing-related expenses of $3.5 million, partially offset by lower stock-based compensation of $11.5 million.

Research and development expenses

	Six months ended June 30,		Change
	2025	2024	Amount	%
Research and development expenses	$57,391	$43,600	$13,791	31.6%

Research and development expenses increased by $13.8 million, or 31.6%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by an increase in employee-related costs of $11.3 million, higher consulting fees of $1.7 million and higher stock-based compensation of $0.8 million.

Depreciation and amortization

	Six months ended June 30,		Change
	2025	2024	Amount	%
Depreciation and amortization	$35,090	$26,705	$8,385	31.4%

Depreciation and amortization increased by $8.4 million, or 31.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by higher amortization expenses related to intangible assets.

Restructuring expenses

	Six months ended June 30,		Change
	2025	2024	Amount	%
Restructuring expenses	$3,152	$—	$3,152	100.0%

We recorded restructuring expenses of $3.2 million for the six months ended June 30, 2025 related to employee termination costs due to internal restructuring. We did not have any restructuring expenses during the six months ended June 30, 2024.

Interest expense, net

	Six months ended June 30,		Change
	2025	2024	Amount	%
Interest expense, net	$497	$5,185	$(4,688)	(90.4)%

Interest expense, net decreased by $4.7 million, or 90.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to higher interest income earned on our money market accounts and short-term deposits.

Other expenses / (income)

	Six months ended June 30,		Change
	2025	2024	Amount	%
Other expenses / (income)	$9,863	$(893)	$10,756	NM*

Other expenses increased by $10.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase in other expenses was primarily driven by an increase in the fair value change of acquisition-related liabilities recorded during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

*Not Meaningful

Income tax provision

	Six months ended June 30,		Change
	2025	2024	Amount	%
Income tax provision	$2,836	$882	$1,954	221.5%

For the six months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $2.8 million and $0.9 million, respectively, yielding an effective tax rate of negative 9.0% and negative 1.3%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate, primarily due to a limited tax benefit being recorded for U.S. operating losses, as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income / (loss) adjusted for interest expense, net, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring capital raise related (including initial public offering (“IPO”)) expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of the IPO, and other expenses / (income). Acquisition-related expenses and restructuring expenses primarily consist of professional services fees, severance and other employee-related costs, which may vary from period to period depending on the timing of our acquisitions and restructuring activities and may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other expenses / (income) consists of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on extinguishment of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring capital raise related (including IPO) expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net income / (loss).

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(12,814)	$(28,066)	$(34,414)	$(67,632)
Net loss margin	(4.2)%	(12.3)%	(6.0)%	(16.0)%
Add back:
Depreciation and amortization	17,403	12,964	35,090	26,705
Restructuring expenses	—	—	3,152	—
Stock-based compensation	46,471	52,159	88,458	104,797
Other expenses / (income)	6,351	(1,564)	9,863	(893)
Interest expense, net	166	2,560	497	5,185
Income tax provision	1,192	486	2,836	882
Adjusted EBITDA	$58,769	$38,539	$105,482	$69,044
Adjusted EBITDA margin	19.1%	16.9%	18.4%	16.3%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.

As of June 30, 2025, we had cash and cash equivalents of $365.3 million and net working capital, consisting of current assets less current liabilities of $436.4 million. As of June 30, 2025, we had an accumulated deficit of $1,062.7 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
Net cash provided by / (used for):
Cash provided by operating activities	$76,848	$55,776
Cash used for investing activities	(16,240)	(20,777)
Cash used for financing activities	(61,396)	(11,949)
Effect of exchange rate changes on cash and cash equivalents	(55)	(78)
Net (decrease) / increase in cash and cash equivalents	$(843)	$22,972

Net cash provided by operating activities

During the six months ended June 30, 2025, net cash provided by operating activities of $76.8 million resulted primarily from adjusted non-cash items of $135.1 million, more than offsetting our net loss of $34.4 million. Non-cash items include stock-based compensation of $88.5 million, depreciation and amortization expense of $35.1 million and a change in fair value of acquisition-related liabilities of $9.2 million. Changes in working capital were primarily driven by increases in accounts receivable of $19.1 million and other current assets of $0.7 million and decreases in deferred revenue of $6.5 million and accrued expenses and other current liabilities of $3.5 million, partially offset by an increase in accounts payable of $2.7 million and other non-current liabilities of $1.2 million and decreases in prepaid expenses of $1.9 million.

During the six months ended June 30, 2024, net cash provided by operating activities of $55.8 million resulted primarily from adjusted non-cash items of $130.6 million, more than offsetting our net loss of $67.6 million. Non-cash items include stock-based compensation of $104.8 million, depreciation and amortization of $26.7 million and a change in fair value of acquisition related liabilities of $1.3 million. Changes in working capital were primarily driven by decreases in accounts payable of $15.4 million, increases in accounts receivable of $13.1 million and prepaid expenses of $2.4 million, partially offset by a decrease in accrued expenses and other current liabilities of $24.3 million.

Net cash used for investing activities

During the six months ended June 30, 2025, we used $16.2 million of cash for investing activities, primarily consisting of website and software development costs of $10.0 million, capital expenditures of $5.1 million (including a $2.6 million investment in data and partnership agreements), and $1.2 million for certain acquisition-related liabilities related to the LiveIntent acquisition.

During the six months ended June 30, 2024, we used $20.8 million of cash in investing activities, primarily consisting of capital expenditures of $12.6 million (including a $10.6 million investment in data and partnership agreements) and website and software development costs of $8.2 million.

Net cash used for financing activities

During the six months ended June 30, 2025, we used $61.4 million of cash for financing activities, primarily due to the repurchase of $57.9 million of shares of our common stock repurchased under the 2024 SRP (as defined below), including the RSA Withholding Program (as defined below), and the payment of acquisition-related liabilities of $6.3 million, partially offset by receipt from the ESPP and exercise of options of $2.9 million.

During the six months ended June 30, 2024, we used $11.9 million of cash in financing activities, primarily due to the repurchase of $8.4 million of common stock under our share repurchase and withholding program and payment of acquisition related liabilities of $7.0 million, partially offset by receipt from the ESPP and exercise of options of $3.4 million.

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

On August 30, 2024, we refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550.0 million senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200.0 million (the “Term Loan”) and (ii) a $350.0 million senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, we drew down the $200.0 million Term Loan and repaid all outstanding obligations in the amount of $185.0 million under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. Interest shall be payable at the end of the selected interest period. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. As of June 30, 2025, we had $196.7 million (net of $3.3 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

We are currently in compliance with our financial covenants under the Senior Secured Credit Facility, and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. During the six months ended June 30, 2025, we borrowed $6.3 million against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility.

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

As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2024 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2024 SRP during the three months ended June 30, 2025.

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

Recent Accounting Pronouncements

See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our condensed unaudited consolidated financial statements for our discussion about new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the six months ended June 30, 2025 from the disclosure included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

On June 23, 2025, the Company issued 50,736 shares of Class A Common Stock valued at $13.14 per share, for an aggregate value of $0.7 million, to former shareholders of ArcaMax Publishing, Inc. (“ArcaMax”) in connection with the ArcaMax acquisition. The Company did not receive any proceeds from such issuance.

The securities described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. Each acquirer of the Company’s securities confirmed that he was an accredited investor and acknowledged that the securities must be acquired and held for investment.

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended June 30, 2025 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2025 – April 30, 2025	1,808,623	$11.62	1,808,623	$37.9
May 1, 2025 – May 31, 2025	-	$-	-	$37.9
June 1, 2025 – June 30, 2025	864,828	$12.72	864,828	$26.9
Total	2,673,451		2,673,451

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

Zeta Global Holdings Corp.

Date: August 6, 2025	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)