Form 10-K
period 2025-12-31
Zeta Global Holdings Corp.
filed 2026-02-25
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s Class A Common Stock, $0.001 par value, held by non-affiliates of the registrant was approximately $3.2 billion (based upon the closing sale price of the Class A Common Stock on June 30, 2025 on The New York Stock Exchange). The market value of the registrant’s Class B Common Stock is not included in the above value as there is no active market for such stock.

The total number of shares of the registrant’s common stock outstanding as of February 13, 2026 was 244,123,600, comprised of 220,485,174 shares of Class A Common Stock and 23,638,426 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. All statements made in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Annual Report on Form 10-K, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

• Our success and revenue growth depends on our ability to add, grow and retain super-scaled customers;

• We often have long sales cycles, which can result in significant time between initial contact with a potential customer and execution of a customer agreement, making it difficult to project when, if at all, we will generate revenue from those customers;

• We may experience fluctuations in our operating results, including during presidential and, to a lesser extent, midterm election years where we generally generate higher revenues, which could make our future operating results difficult to compare and predict;

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

• Acquisitions or strategic investments could be difficult to identify and integrate (including the integration of our recent acquisition of Marigold’s enterprise software business (“Marigold’s Enterprise Business”)), divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition;

• The technology industry is subject to increasing scrutiny that could result in U.S. federal or state government, or international regulatory actions that could negatively affect our business;

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

• General economic and market conditions, including as a result of changes in U.S. trade policies, such as new or increased tariffs, and the resulting impact on our or on our customers’ business;

• The incurrence of additional debt or the issuance of new debt or equity securities;

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

Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Zeta Global Investor Relations website. We use these channels as well as social media channels (e.g., the Zeta Facebook account (facebook.com/ZetaGlobal); the Zeta Instagram account (instagram.com/zetaglobal); the Zeta X account (x.com/zetaglobal); the Zeta YouTube account (youtube.com/@ZetaGlobal); and the Zeta LinkedIn account (linkedin.com/company/zetaglobal)) as a means of disclosing information about our business to our customers, colleagues, investors, and the public. While not all of the information that we post to the Zeta Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Zeta to review the information that we share on the Zeta Investor Relations website and on our social media channels. The information on the Zeta Investor Relations website and the Company’s social media channels is not incorporated by reference in, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

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

The ZMP enhances our customers’ ability to personalize consumer experiences at scale across multiple touchpoints. With AI-driven automation, brands can orchestrate highly effective programs through intuitive workflows and real-time intelligence. Our Zeta SuperGraph™ improves identity resolution while maintaining compliance with evolving privacy standards. Zeta Answers, our intelligence suite, synthesizes Zeta’s proprietary data and data generated by our customers to uncover consumer insights that are translated into marketing programs designed for highly targeted audiences across digital channels, including email, SMS, websites, applications, social media, CTV and chat.

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

The ZMP is built on the following four pillars:

1. Zeta’s Data Platform

Zeta’s Data Platform has two major components:

Data Infrastructure

Zeta operates a deterministic system of record built on an in-house data lake architecture designed to support scale, performance, and reliability. This infrastructure includes our proprietary Zeta SuperGraph that enables identity resolution and relationship mapping across disparate data sources, as well as data pipelines and APIs that support the ingestion, normalization, governance, and activation of large volumes of structured and unstructured data.

Data Set

Our data set, which contains more than 245 million individuals in the U.S. and more than 535 million individuals globally, is a comprehensive mix of proprietary, partner, and publicly available data providing enhanced first-party resolution. This data set includes an average of more than 2,500 attributes per individual, which may be demographic, behavioral, psychographic, transactional, or indicative of preference.

On average, we ingest more than one trillion content consumption signals per month on a global basis and synthesize this information into hundreds of intent-based audiences, and Zeta Answers which can then be used to create marketing programs. All this data is managed through a proprietary database structure that has patented flexibility, speed and scalability.

2. AI-Native Infrastructure at Enterprise Scale

Our AI-native infrastructure is designed to operate at enterprise scale and support advanced analytics, automation, and decisioning across the ZMP. This infrastructure is tightly integrated with our data platform and includes proprietary systems for data ingestion, model training, inference, and real-time execution.

Our architecture supports continuous learning from large-scale behavioral data through automated training pipelines, streaming context collection, and adaptive model deployment. In addition, our platform includes orchestration and routing capabilities that enable requests, tasks, and workflows to be dynamically directed to the appropriate AI models and agent-based applications based on context, intent, and business objectives.

By building AI capabilities directly into our core platform—rather than layering them on as point solutions—we are able to deliver more reliable performance, faster innovation cycles, and consistent application of intelligence across analytics, engagement, and optimization use cases.

We leverage our AI technologies and proprietary data within the ZMP in a growing list of use cases, including:

• Seamlessly collect and ingest structured and unstructured data into the ZMP;

• Detect PII and apply data governance in accordance with business, state, and federal rules and regulations; and

• Enable ZMP users to create GenAI agents and workflows, which chain discrete tasks together for automations, including the creation of campaigns, creative, audiences, experiences, data onboarding processes, and analysis of analytics.

3. Omnichannel Engagement

Our platform provides integrated access to a wide range of omnichannel inventory and data sources, as well as third-party services and platforms. The ZMP integrates these third-party sources and services to enable our customers to deploy their targeted marketing programs through a wider range of channels, devices and formats, all within a single platform. This enables our customers to improve how they identify and engage the modern consumer who is using multiple devices and platforms (e.g., email, CTV, programmatic media, mobile applications, loyalty systems, website and social media).

4. Performance Optimization

Zeta’s platform provides AI-powered real-time analytics to our customers through a graphical dashboard and makes recommendations for improvement through the same interface. Our AI engineers continuously update the predictive AI models and machine learning algorithms to improve the ROI for our customers. Our AI models are continuously learning for each customer based on their objectives, leading to a continuous cycle of improvement and optimization for each customer.

Our Platform and Products

The ZMP is a single platform designed to enable enterprises to acquire, grow and retain consumer relationships more efficiently and effectively than alternative solutions available in the market. The platform consists of three core products (Email Service Provider (“ESP”), CDP+, and DSP) with modules that can be activated to meet our customers’ specific business needs. AI is native to the ZMP, unlocking new capabilities for identity-based personalization, automated optimization, and AI-powered forecasting. Our customers can purchase our products individually or in combination based on their evolving needs. We also offer various technical upgrades, consulting services, additional integrations, and access to ad-hoc data sources, services, and channels. As a result, our customers are incentivized to allocate an increasing percentage of their marketing budgets to our platform and to enter long-term contractual commitments.

Athena by Zeta™

Athena is the interface to Zeta’s AI-native infrastructure layer and intends to power all intelligent decisioning, automation, and user interaction across the ZMP. Athena is emerging as the orchestration layer that connects data, analytics, and activation, with the goal of enabling users to interact with the platform through natural-language and voice-enabled interfaces.

Athena is designed to collect contextual signals from user activity, data inputs, and business objectives, and to route requests to relevant AI models, agent-based applications, and platform services. Through this coordination, Athena aims to personalize user experiences, accelerate execution, and support more efficient and effective marketing outcomes across the customer lifecycle.

Messaging – ESP

Zeta Messaging, our ESP offering, provides our customers with end-to-end AI-powered omnichannel messaging capabilities. From segmentation to automation of campaigns, we deliver rich, individualized experiences that drive engagement through email, mobile, social and other digital channels. Using access to our intelligence tools, our ESP customers can expand their knowledge of their customers with past purchase behavior, channel preferences, real-time interests, and predictive intent. Our built-in AI not only selects audiences and automates campaigns, but it can also optimize content and recommendations dynamically, based on our intelligence-driven understanding of customer needs, interests, and forecasted behavior. As a component of the ZMP, Zeta Messaging offers integrated data management, enterprise-scale delivery and support, and sophisticated omnichannel orchestration. Our customers benefit from an account team committed to their success and backed by experts in strategy, content creation, data and analytics.

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

Activation – DSP

Zeta’s DSP helps our customers to maximize the power of paid media to engage the right audiences with precision and efficiency. Zeta’s DSP delivers highly personalized, targeted experiences via desktop, inbox, mobile, CTV and social, among other addressable channels. It operates on one of the industry’s most durable and persistent identity graphs, anchored by people-based identifiers with minimal reliance on third-party cookies. In turn, Zeta’s DSP provides enhanced AI-driven attribution and real-time media optimization, reducing data loss across channels, while intelligently adjusting media spend for better ROI. Through our single-platform approach, we can integrate paid media and multichannel campaigns to deliver true cross-channel marketing across desktop, mobile, display and video, CTV, search, email, and web, among other channels. Our proprietary data provides customers with rich, real-time insights to drive campaign performance.

Intelligence Suite – Zeta Answers

Actionable intelligence is the foundation of the ZMP and our products. Powered by our Zeta SuperGraph, Zeta Answers synthesizes trillions of behavioral signals into intent-based scores tied to a unique individual. Our intelligence offerings further enhance audience insights, improving targeting precision, and measurement across channels. Based on our proprietary data and uniquely modeled intender scores, Zeta Answers presents immediate and actionable opportunities within the ZMP that our customers can leverage to drive growth. A closed-loop cycle from insight to activation enables our AI engine to quickly learn from available data, identify the most impactful signals and continuously refine customer outcomes. The Zeta Answers suite is seamlessly integrated into the fabric of the ZMP and is accessible through product modules, providing market intelligence, customer intelligence, prospect intelligence, competitor intelligence, and location intelligence.

• Explore provides marketing leadership with the highest value, consolidated, actionable strategies across customer acquisition, growth and retention as synthesized by Zeta data and generative AI, and delivered through various applications. Example applications include Executive Intelligence Hub.

• Prospects provides marketers with a view of their new customer opportunities as synthesized by Zeta data and generative AI, insights on those audiences through various applications, and capabilities to activate opportunities. Example applications include Generative Engine Optimization, AudiencePulse, and Location Intelligence.

• Customers provides marketers with a view of their existing customer opportunities as synthesized by Zeta data and generative AI, insights on those audiences through various applications, and capabilities to activate opportunities. Example applications include CustomerPulse, Leading Indicators, and Journey Insights.

• Competitors providers marketers with actionable insights on the business’s competitive set, as synthesized by Zeta data and generative AI, and various applications to capture market share and prevent customer attrition. Example applications include CompetitorPulse, and PersonaPulse.

Our customers can use all modules or choose any individual module to obtain data-cloud based insights on their existing consumers and prospects. We offer the Zeta Answers suite for a licensing fee and/or an incremental fee based on customers’ utilization of the ZMP. The terms of our subscription agreements are typically quarterly or annual.

Our Growth Strategies

Our data and AI-powered platform enables our customers to transform their digital marketing strategy, accelerate their revenue growth and enhance business returns. In turn, our customers’ success motivates them to increase their use of our platform, thereby accelerating our revenue and growth. Key elements of our long-term growth strategy include:

Further penetrate our existing customer base. We have customers spanning a wide spectrum of industry verticals, and we believe we can achieve significant organic growth by cross-selling our existing solutions, including through our One Zeta model, making full use of our data capabilities and insights and by capturing an increased share of our scaled customers’ marketing spend by introducing new features and functionalities within the ZMP.

Acquire new customers. We continue to aggressively pursue new customers who can grow into super-scaled customers by investing in our sales and customer service teams while driving increased efficiencies in our go-to-market approach. Our One Zeta model also serves as a sales accelerator to help acquire and grow new customers. We also have extensive relationships with many marketing agencies and enterprises and believe we can continue to extend our platform to provide B2B marketing capabilities.

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

Our Key Strengths

Zeta’s competitive strengths historically have included the following:

AI-Native Infrastructure

We have made sustained investments in AI-native infrastructure designed to operate at enterprise scale and support advanced analytics, automation, and decisioning across the ZMP. This infrastructure is tightly integrated with our data platform and includes proprietary systems for data ingestion, model training, inference, and real-time execution.

By building AI capabilities directly into the core platform—rather than layering them on as point solutions—we are able to deliver more reliable performance, faster innovation cycles, and consistent application of intelligence across analytics, engagement, personalization and optimization use cases.

Omnichannel Engagement

Through the ZMP, our customers can identify and engage consumers across a wide range of digital channels. These channels can work independently, in parallel or in concert depending on marketing strategies and consumer behaviors. This enables our customers to improve how they identify and engage the modern consumer who is using multiple devices and platforms.

Actionable Insights

Our AI-powered Zeta Answers suite provides customers with real-time, intent-driven insights. By continuously learning from trillions of behavioral signals, our platform enables brands to make data-driven decisions with even greater precision.

Recognized Leader in Marketing Automation

The ZMP has been recognized as an industry leader in the marketing automation sector for its ability to automate complex marketing workflows. With embedded GenAI, customers can now scale personalization, optimize performance, and improve efficiency with minimal manual intervention. In 2024, we were recognized, for the third time in a row, as a “Leader” in The Forrester Wave™: Email Marketing Service Providers, Q3 2024 and received the highest Current Offering score and the highest possible scores across 13 criteria including vision, roadmap, AI, organizational improvement, and privacy. In 2024, we were also recognized as a “Strong Performer” in The Forrester Wave™: Customer Data Platforms for B2C, with the highest possible scores across six criteria, and as a “Challenger” in Gartner’s Magic Quadrant™: Multi-Channel Marketing Hubs, Q4, 2024. In addition, in 2023, we were named as a “Leader” in IDC’s MarketScape for Worldwide Omni-Channel Marketing Platforms for B2C Enterprises. In 2025, we were awarded IDC’s CX Customer Data Platforms Customer Satisfaction Award and named as “Most Valuable Pioneer” for CDP in QKS Group’s 2025 AI Maturity Matrix.

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

Our Customers

We work with some of the largest and most well-known enterprises across a wide spectrum of industry verticals including consumer & retail, travel and hospitality, insurance, telecommunications, and financial services, which contributed 24%, 11%, 11%, 10%, and 8% of our revenues for the year ended December 31, 2025 and 22%, 7%, 10%, 9%, and 8% of our revenues for the year ended December 31, 2024, respectively. 87% of our revenue for the year ended December 31, 2025 was derived from super-scaled customers, which we define as customers from which we have generated trailing-12-month revenue of at least $1,000,000. We had 2,651 and 1,793 total customers, 602 and 527 scaled customers, and 184 and 148 super-scaled customers, as of December 31, 2025 and 2024, respectively. Going forward, we intend to focus on reporting metrics with respect to our super-scaled customers as these customers represent a substantial majority of our revenue, and these metrics are most relevant to evaluating our business and performance. We no longer intend to include metrics with respect to our scaled customers in our quarterly reports on Form 10-Q, as these metrics are expected to be less relevant.

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

We believe we compete favorably across these factors. Zeta provides a differentiated first-party data ecosystem, enhancing our ability to compete on deterministic identity resolution. We believe the ZMP’s competitive advantages include:

• AI-powered workflows and automation that optimize engagement and efficiency;

• Deterministic identity resolution, enhanced through first-party data assets, improving targeting accuracy and privacy compliance;

• Intuitiveness and ease of use;

• Comprehensive feature set;

• Rapid deployment;

• Flexibility and scalability;

• Seamless integration with a customer’s existing technologies; and

• Favorable customer ROI and total cost of ownership.

For additional information, see the section titled “Risk Factors—Risks Related to Our Business and Our Industry—Our industry is intensely competitive, and if we do not effectively compete against current and future competitors or fail to innovate and make the right investment decisions in our product offerings and platform, our business, operating results and financial condition could be harmed” and “Risk Factors— Risks Related to Data Collection and Security, Intellectual Property and Technology Industry Regulations— Our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantage and having an adverse effect on our business, operating results and financial condition.”

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

Data Privacy & Security Laws

Consumers use multiple platforms to learn about and purchase products, and have come to expect a seamless experience across all channels. This challenges marketing organizations to balance consumer demands for a seamless experience with privacy-compliant methods of managing data and using such data to create these experiences. The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of data. In the U.S., both Congress and state legislatures, along with federal regulatory authorities, have continued to increase their attention on the collection and use of consumer data, including as it relates to internet-based marketing. For example, California enacted broad-based privacy legislation, the California Consumer Privacy Act (the “CCPA”), which prompted several other states to enact similar laws. California also enacted the California Delete Act, which will become enforceable in August 2026, and other state data privacy laws impose further obligations. We anticipate that new laws in the U.S. will generally allow personal information collection by businesses as the default, so long as data use practices are made transparent to consumers and consumer rights are honored when requested (i.e., opt-out model), with the exception of select classes of sensitive data. Zeta believes that a continued emphasis on an opt-out model in the U.S. will mean a continued ability to collect and use non-sensitive personal data at scale for marketing purposes.

Outside the U.S., the General Data Protection Regulation (“GDPR”) (and the UK equivalent, the United Kingdom GDPR (“UK GDPR”)) remain in force in Europe, overlaid with country-level laws implementing the ePrivacy Directive and otherwise related to electronic marketing. Many non-U.S., non-EU jurisdictions have also enacted or are developing laws and regulations governing the collection and use of personal data, including Brazil, Canada, Japan, Singapore, India, South Africa and others. These laws represent a spectrum of opt-in vs. opt-out models, with the GDPR and ePrivacy Directive (and local implementations) establishing the most stringent set of requirements for obtaining consumer consent. These requirements have served as barriers to the expansion of Zeta’s business in these markets; Zeta has created solutions which can be configured to address these requirements, but has not been able in some cases to achieve sufficient scale of data collection to create compelling business cases for customers in these markets.

For additional information about the privacy-related laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations, please see the section titled “Risk Factors—Risks Related to Data Collection and Security, Intellectual Property and Technology Industry Regulations.”

Human Capital

We believe that our employees love working at Zeta because they believe that they are working towards a larger mission. We pride ourselves in hiring the best global talent with employees across the U.S. (including New York and Silicon Valley), the EU, the UK and India, among other geographic regions. As of December 31, 2025, we had approximately 3,300 employees, including approximately 2,000 employees located outside of the U.S. None of our U.S. employees are represented by a labor union with respect to their employment. We consider our relations with our employees to be good and have not experienced interruptions of operations or work stoppages due to labor disagreements.

Inclusion and Belonging

Zeta is dedicated to building an environment where every employee thrives. We strive to foster a space where everyone can show up as their authentic selves, share their unique perspectives, and together drive the company to new heights. We work to provide every employee with the tools, resources, forums, and platforms that empower them to thrive as individuals.

We currently have seven employee-led groups at Zeta, which foster a culture of inclusion and support. These groups are open to all employees, regardless of background.

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

Intellectual Property

We have a patent portfolio of more than 150 U.S. and international patents and applications which include approximately 39 granted patents and approximately 36 pending patent applications covering machine learning and AI. Our AI patents focus on integrating predictive personalization, outcome forecasting, and GenAI holistically throughout our products to increase efficiency, enhance user experience, and deliver better customer outcomes. Other aspects of our patent portfolio cover data governance, security, and identity management technology. Our key patents in these areas enhance the transferability and integrity of our data assets and the interoperability and scalability of our data platforms. We also currently own trademark registrations and applications for the ZETA and DISQUS names and variants thereof and other product-related marks in the United States and certain foreign countries. We have also registered numerous internet domain names related to our business. We also rely on copyright laws to protect creative aspects of our website and copyright and trade secret protection with respect to computer programs related to our platform and our proprietary technologies. In addition, we enter into confidentiality agreements and invention or work product assignment agreements with employees and contractors involved in the development of our proprietary intellectual property. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. The risks and uncertainties described in this Annual Report on Form 10-K may not be the only ones we face. If any of the risks actually occur, our business, operating results, financial condition, cash flows and prospects could be materially and adversely affected. These risks and uncertainties include, but are not limited to, the following:

• Our success and revenue growth depends on our ability to add, grow and retain super-scaled customers.

• We often have long sales cycles, which can result in significant time between initial contact with a potential customer and execution of a customer agreement, making it difficult to project when, if at all, we will generate revenue from those customers.

• We may experience fluctuations in our operating results, including during presidential and, to a lesser extent, midterm election years where we generally generate higher revenues, which could make our future operating results difficult to compare and predict.

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

• Acquisitions or strategic investments could be difficult to identify and integrate (including the integration of our recent acquisition of Marigold’s Enterprise Business), divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.

• The technology industry is subject to increasing scrutiny that could result in U.S. federal or state government, or international regulatory actions that could negatively affect our business.

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

• Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of machine learning and AI technologies and our use of artificial intelligence technologies may expose us to technical, legal, and regulatory risks, which could adversely affect our business, results of operations, and financial condition.

• The incurrence of additional debt or the issuance of new debt or equity securities.

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

Risks Related to Our Business and Our Industry

Our success and revenue growth depends on our ability to add, grow and retain super-scaled customers.

Our success is dependent on regularly adding new customers, in particular new super-scaled customers, and increasing our existing customers’ usage of our platform in order to convert our customers into super-scaled customers. Many of our contracts and relationships with customers do not include automatic renewal or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers, in particular our super-scaled customers, typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall marketing spend for any reason, including if they do not believe they are generating a sufficient return on their marketing spend. Further, we may not be successful at educating and training our new and existing customers on how to use our platform, in particular our advanced reporting tools, in order for them to benefit from it and generate revenues. Accordingly, we must continually work to win new super-scaled customers and educate and retain existing super-scaled customers, increase their usage of our platform and capture a larger share of their marketing spend.

In 2025, our top ten customers accounted for more than one-third of our total revenue, and one customer accounted for more than 10% of our total revenue. Occasionally, we enter into separate contracts and billing relationships with individual marketing agencies that are owned by the same holding company and account for them as separate customers. However, if a holding company of multiple marketing agencies chooses to exert control over the individual agencies in the future and terminate their relationship with us, it could result in a disproportionate loss of revenue.

A substantial portion of our revenue is derived from usage-based pricing, which is less stable than subscription-based pricing. If our customers, in particular our super-scaled customers, decide not to continue to use our platform or decrease their usage of our platform for any reason, or if we fail to attract new customers and turn them into super-scaled customers, our revenue could decline, which would materially and adversely harm our business, operating results and financial condition. We cannot assure that our super-scaled customers will continue to use and increase their spend on our platform or that we will be able to attract a sufficient number of new super-scaled customers to continue to grow our revenue. If customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace super-scaled customers who decrease or cease their usage of our platform with new super-scaled customers that will use our platform to the same extent.

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

We may experience fluctuations in our operating results, including during presidential and, to a lesser extent, midterm election years where we generally generate higher revenues, which could make our future operating results difficult to compare and predict. Consequently, we may not be able to meet our expectations or those of securities analysts and investors.

Our quarterly and annual operating results have fluctuated in the past, and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Our liquidity and revenue can fluctuate quarter to quarter as certain of our customers have seasonal marketing activity. Historically, marketing activity is higher in the fourth quarter of the calendar year to coincide with the holiday shopping season as compared to the first quarter. As a result, the subsequent first quarter tends to reflect lower activity levels and lower performance. Our revenues are also impacted by political cycles in which we generally generate higher revenues in congressional elections years, and particularly presidential election years and, to a lesser extent, midterm election years. In addition, the varying nature of our pricing mix between periods, customers and products may also make it more difficult for us to forecast our future operating results. Further, these factors may make it more difficult to make comparisons between prior, current and future periods. As a result, period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance.

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

• the U.S. presidential and midterm election cycles potentially leading to higher revenue generation compared to non-election years;

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

Acquisitions or strategic investments could be difficult to identify and integrate (including the integration of our recent acquisition of Marigold’s Enterprise Business), divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.

As part of our growth strategy, we have acquired and may continue to acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Acquisitions are inherently risky and if they fail, they can result in costly remediating steps such as litigation and divesture. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. The anticipated benefits of any acquisition (including our recent acquisition of Marigold’s Enterprise Business) or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, operating results and financial condition, including risks arising from:

• difficulties in integrating the operations, technologies, product or service offerings, administrative systems and personnel of Marigold’s Enterprise Business or any other acquired businesses, especially if those businesses operate outside of our core competency or geographies in which we currently operate;

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

• complications in the integration of our recent acquisition of Marigold’s Enterprise Business or any other businesses we may acquire, or diminished prospects;

• failure to generate the expected financial results related to the recent acquisition of Marigold’s Enterprise Business or other future acquisitions on a timely manner or at all;

• weak, ineffective, or incomplete data privacy compliance strategies by the acquired company resulting in our inability to use acquired data assets;

• failure to accurately forecast the financial or other business impacts of an acquisition; and

• implementation or remediation of effective controls, procedures and policies for acquired businesses.

To fund acquisitions, we have in the past and may in the future pay cash, including in connection with the recent acquisition of Marigold’s Enterprise Business, which would diminish our cash reserves, or issue additional shares of our Class A Common Stock, which would dilute current stockholders’ holdings in our company. Borrowing to fund an acquisition would result in increased fixed obligations and could also subject us to covenants or other restrictions that could limit our ability to effectively run our business.

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

• compliance with foreign data privacy laws, such as the EU ePrivacy Directive (and its local implementations), the UK Privacy and Electronic Communications Regulation (“PECR”), EU and UK GDPR, and Brazil’s General Data Protection Law (“LGPD”), which could materially diminish our ability to collect data and/or the effectiveness of our platform;

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

Risks Related to Data Collection and Security, Intellectual Property and Technology Industry Regulations

The technology industry is subject to increasing scrutiny that could result in U.S. government and/or international regulatory actions that could negatively affect our business.

We may face claims relating to the information or content that is made available through our platform. Though we contractually require our customers to represent that they will follow our policies with respect to all information or content they upload to our systems, we may be exposed to potential liability if our customers do not abide by such policies. In particular, the nature of our business may expose us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property right infringement, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others. The technology industry is subject to intense media, political and regulatory scrutiny, including on issues related to antitrust and AI, which exposes us to regulatory and government investigations, legal actions and penalties. For instance, various regulatory agencies, including competition and consumer protection authorities, have active proceedings and investigations concerning multiple technology companies on antitrust and other issues. If we become subject to such investigations, we could be liable for substantial fines and penalties, be required to change our products or alter our business operations, receive negative publicity, or be subject to civil litigation, all of which could harm our business. Lawmakers also have proposed new laws and regulations, and modifications to existing laws and regulations, that affect the activities of technology companies such as the recent efforts to eliminate or modify Section 230 of the Communications Decency Act. If such laws and regulations are enacted or modified, they could negatively impact us, even if they are not specifically intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations and other scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions of our own or to acquire other businesses.

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

We have one of the largest compilations of personal data relating to U.S. and international consumers in the world. The ability of our platform to deliver high quality solutions to our customers is based on our technology’s capability to derive relevant, actionable insights from the data that we ingest into our systems and our ability to execute marketing programs across digital channels such as email, social media, website and other touchpoints to engage consumers. The principal way that we collect individual data is directly from the consumers when they register or interact with our platform (such as the DISQUS commenting system and LiveIntent inbox advertising), or with partners’ services. We also use various tracking technologies, both proprietary and those provided through third-party suppliers in order to connect to individuals across marketing channels for the purpose of targeting consumers and delivering campaigns. The future of these and other digital data collection practices is evolving, with some prominent companies in the industry recently announcing that they will implement their own individual data collection tools and phase out others. This approach may or may not be compatible with our current operations in those channels and platforms. It is yet to be determined if there will be an industry-wide framework for targeting consumers in a digital environment. Furthermore, regulatory and legislative actions may influence which data collection tools are permitted in various jurisdictions and may further restrict our data collection efforts. Without this incremental data, we may not have sufficient insight into the consumer’s activity to provide some of our current tools, which may impact our capacity to execute our customers’ programs efficiently and effectively.

Consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to track and deliver our solutions across different marketing channels and platforms. Various digital tracking tools may be deleted or blocked by consumers. Several internet browsers also allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with), which are not affected by changes from web browsers and operating systems, or third-party cookies (placed by parties that do not have direct relationship with the consumer), which some browsers may block by default. Mobile devices using Android and iOS operating systems limit the ability of cookies, or similar technology, to track consumers while they are using applications other than their web browser on the device. Even if cookies and ad blockers do not ultimately have an adverse effect on our business, investor concerns about the utility and robustness of these tracking technologies could limit demand for our stock and cause its price to decline.

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

Actual or perceived failures to comply with applicable data protection, privacy, security and technology laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition and the price of our Class A Common Stock.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information and the regulation of technology more broadly. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, regulatory and government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. For example, a short seller report published in November 2024 included claims around a perceived failure of our data collection practices to comply with potential changes to applicable laws, adversely impacting the price of our Class A Common Stock. See “Risks Related to Public Reporting Matters and an Investment in Our Class A Common Stock–Short sellers of our stock may be manipulative and may drive down the market price of our Class A Common Stock, harm our brand and reputation, and negatively impact our business, operating results and financial condition.”

In the U.S., numerous state laws impose standards relating to the privacy, security, transmission and breach reporting of personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our customers and our strategic partners. For example, the CCPA requires in-scope businesses to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches suffered as a result of the business’s violation of the duty to implement and maintain reasonable security procedures and practices, and this may lead to breach litigation. Similar state comprehensive data privacy laws are in effect and enforceable in other states and have been proposed in additional states, which creates a patchwork of overlapping but different state laws. Additionally, state regulators may exercise greater scrutiny regarding the collection and processing of personal information for purposes of online advertising, marketing, and analytics. These laws and their requirements could have a material adverse effect on our financial performance, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Beginning in 2026, the California Delete Act will require certain entities to delete data relating to California consumers at their request through a state-owned portal. The impacts of this law will not be fully known until late 2026, but it could potentially decrease our ability to reach California consumers.

In addition, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC sees failure to take appropriate steps to keep consumers’ personal information secure as constituting unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has in recent years conducted enforcement actions against other companies that created new precedents that may require us to adjust our business practices. Future FTC enforcement actions against marketing companies could result in more material impacts to us.

Our communications with consumers are also subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act, the Telephone Consumer Protection Act (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. As such, the actual or perceived improper calling of customer phones or sending of text messages may subject us to potential risks, including liabilities or claims relating to the TCPA. Further, the FTC and the Federal Communications Commission have been active in expanding regulatory and enforcement activities related to TCPA-covered practices. State laws have created additional requirements and penalties for violations relating to telemarketing and SMS marketing. Numerous class-action suits under federal and state laws have been filed against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA and related state laws impose significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted using email, telephone, fax or text message. Additional laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. Litigation targeting standard commercial online marketing practices under such laws and other state or federal wiretapping, video privacy, or invasion of privacy statutes has proliferated since 2024, and is expected to continue through 2026. We or our clients have and may in the future have to defend or settle related lawsuits. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

New requirements relating to automated, browser-based, or one-stop opt-out mechanisms (“OOMs”) such as the Global Privacy Control, the Delete Request and Opt-Out Platform (“DROP”) established under the California Delete Act, or other OOMs that will be established in the future may result in significantly larger numbers of consumers opting out of having their data used for marketing purposes versus historical averages. This could result in Zeta having less access to consumer data, impacting performance of our services or resulting in loss of business.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom’s General Data Protection Regulation and the Data Protection Act 2018 (the “UK GDPR”) (the EU GDPR and UK GDPR, together referred to as the “GDPR”), which impose strict requirements for processing the personal data of individuals within the EEA and the UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance. Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of these regimes independently, in respect of the same breach. Penalties for certain breaches are up to €20 million / £17.5 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR also regulates transfers of personal data out of the EEA and/or the UK to third countries that have not been found to provide adequate protection to such personal data, including the U.S. In relation to such cross border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international data transfers to continue and international transfers to the U.S. and other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. The GDPR, ePrivacy Directive (and its local implementations) and PECR impose conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies as well as to standards for consent. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to additional costs, require systems changes, limit the effectiveness of our marketing and personalization offerings, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws and violations of such laws could result in regulatory investigations, fines, orders to cease / change our use of such technologies, as well as civil claims including class actions, and reputational damage.

Increased scrutiny regarding the use of such technologies and the use of personal data for online advertising practices, together with adverse rulings on these issues, even if not directly against us, may have a direct impact on our ability to continue to collect and process personal data for the services that we provide and could adversely impact our business activities. Providers of major browsers could change, eliminate or restrict the usage of third-party cookies to track user behaviors, and allow users to limit the collection of certain data generally or from specified websites, which could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers. The effectiveness of our platform relies in part on our ability to collect and use online data, so these changes could adversely affect our business.

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

Our data-driven platform may also be subject to laws and evolving regulations regarding the provision of digital services as well as the use of AI and machine learning in such digital services, controlling for data bias, and antidiscrimination. For example, in addition to enforcing Section 5 of the FTC Act, the FTC enforces the Fair Credit Reporting Act, and the Equal Credit Opportunity Act. These laws prohibit unfair and deceptive practices, including use of biased algorithms in AI. In Europe, the EU Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the EU market, and the EU Digital Services Act (“DSA”) and the UK Digital Markets, Competition and Consumer Act 2024 (“DMCCA”) include, among other obligations, requirements related to digital services including content hosting requirements. The EU Network and Information Security 2 Directive (“NIS 2”) and its EU Member State implementations impose requirements on cloud computing services (including SaaS) providers, and the EU Data Act establishes requirements for providers of data processing services (including cloud and SaaS) into the EU, including requirements to facilitate customers switching to other providers/on-premise solutions and porting their data within certain timeframes (and affecting potential charges as well as mandatory contract terms), which may also impact revenue recognition practices. These laws and regulations may increase compliance costs, require changes to our processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to customers, and may otherwise adversely affect our business, operations and financial condition including by exposing us to liability to monetary penalties and some private rights of action. In addition, if federal, state or international regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against some groups of people, laws and regulations could be interpreted or implemented to prohibit or restrict our collection or use of this data. Additionally, existing and future laws, and evolving attitudes about privacy protection and technology regulation may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our AI algorithms.

In the European Union, we are also indirectly subject to the requirements of the Digital and Operational Resilience Act (“DORA”) in the EU, as contractually imposed on us, by customers that are financial institutions directly subject to DORA. Consequently, we have an increased compliance burden in this regard, which may require additional resources and incur costs, and non-compliance may result in breach of contract claims and possible loss of business from certain DORA regulated customers.

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

An unauthorized or inadvertent disclosure or breach of confidential and/or personal information we process or control, or a security breach of our or our customers’, suppliers’, or other partners’ IT Systems could be detrimental to our business, reputation, financial performance and results of operations.

In addition to internal technology, including proprietary software, databases, and other intellectual property, we also rely on computer hardware purchased or leased from, software licensed from, content licensed from and services provided by a variety of third parties, which include databases, operating systems, virtualization software, tax requirement content and geolocation content and services (collectively, “IT Systems”). The nature of our business means that we process large databases of personal information, including maintaining and storing large databases of such information, not only on our own behalf, but also on our customers’ and others’ behalf. As a result, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, and personal and confidential information. Such risks include the misappropriation of data by diverse threat actors such as malicious insiders, state-sponsored organizations, opportunistic hackers or hacktivists or other unauthorized third parties, or other data breaches. Such parties could attempt to gain entry to our or our vendor’s IT Systems (including by gaining employment at Zeta) for the purpose of stealing data, including confidential information or personal information, or breaching our security systems or other IT Systems. In particular, we (and certain of our third-party providers), like other organizations, especially in the digital marketing industry and marketing technology industry, are routinely subject to attempts by such threat actors (e.g., cybersecurity threats, attempted data privacy breaches, or other incidents), which if successful, may result in either threatened or actual exposure leading to unauthorized access, disclosure and misuse of confidential information, personal information or other information regarding customers, suppliers, partners, vendors, employees, or our company and business. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including AI, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems or information.

Even where we have invested in security measures, a breach may be due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees to disclose sensitive information or credentials that permit access to sensitive information through processes like social engineering or phishing. This includes disclosing data such as usernames, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential information. Employee-related risks are increased by remote and hybrid working arrangements at our company (and at third-party providers) which increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Third parties and threat actors also may attempt to extort us through a ransomware or other similar form of attack by encrypting information IT Systems, rendering our IT Systems inoperable, or stealing intellectual property, confidential information, personal information, or other sensitive data, and demanding payment in return. Techniques used to obtain unauthorized access to, or sabotage IT Systems, change frequently, grow more complex over time, and often are not recognized until launched against a target. Additionally, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure the data, including confidential information and personal information we maintain, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of such data, other security events that impact the integrity or availability of such data, or our IT Systems and operations and any data contained in such systems and operations. We may incur significant costs in protecting against or remediating such events, including cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenue. We carry insurance comparable to our industry. However, we cannot guarantee that our insurance coverage will be sufficient to cover all costs and liabilities incurred in relation to a security breach, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective customers to reject our products in the future, deterring data suppliers from supplying us data or customers from uploading their data on our platform, or changing customers’ behaviors and use of our technology. Further, we could be forced to expend significant resources in response to a security breach, including those expended in notifying individuals and providing mitigating solutions, repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims (including class actions) or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations.

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

Additionally, improving our platform’s infrastructure and expanding its capacity in anticipation of growth in new channels and formats, as well as implementing technological enhancements to our platform to improve its efficiency and cost-effectiveness are key components of our business strategy, and if our third-party data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in the service levels at our third-party data centers or any errors, service interruptions, defects, disruptions, or other performance problems could adversely affect our reputation, expose us to liability, cause us to lose customers, or otherwise adversely affect our business, operating results and financial condition. Any software and hardware errors, misconfigurations, bugs or defects in such IT Systems could result in errors or a failure of our solutions, which could harm our business. Additionally, we cannot ensure that these third-party leases or licenses, or support for such leased or licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We cannot be certain that our suppliers or licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. In the future, we might need to license other hardware, software, content or services to enhance our products and meet evolving customer requirements. Any inability to license or otherwise obtain such hardware or software could result in a reduction in functionality, or errors or failures of our products, until equivalent technology is either developed by us or, if available, is identified, obtained through purchase or license, and integrated into our solutions, any of which may reduce demand for our solutions and increase our expenses. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and harm our results of operations.

If we fail to detect or prevent fraud or malware intrusion on our platform, devices, or systems, or into the systems or devices of our customers and their consumers, publishers could lose confidence in our platform, and we could face legal claims and regulatory investigations, any of which could adversely affect our business, operating results and financial condition.

We may be the target of fraudulent or malicious activities undertaken by persons seeking to use our platform for improper purposes. For example, someone may attempt to divert or artificially inflate customer purchases through our platform or attempt to disrupt or divert the operation of the systems and devices of our publishers and their consumers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or other unauthorized or illicit purposes. Those activities could also introduce malware through our platform in order to commandeer or gain access to confidential information or personal information. We use third-party tools and proprietary technology to identify non-human traffic and malware, and we may reduce or terminate relationships with customers that we find to be engaging in such activities. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both us and third parties to improve processes for assessing the quality of publisher inventory and controlling fraudulent activity. In the meantime, new or changing data privacy laws (in particular outside the EU, UK and the U.S.) could potentially interfere with the data collection required in order to detect fraud. If we fail to detect or prevent fraudulent or malicious activity of this sort, our reputation could be damaged, customers may contest payment, demand refunds or fail to give us future business, or we could face legal claims or investigations from customers or regulators. Even if we are not directly involved in fraud or malicious activity, any sustained failures of others in our industry to adequately detect and prevent fraud could generate the perception that digital marketing is unsafe and lead our customers to avoid digital marketing products like ours.

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

Additionally, changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. For example, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. In addition, electronic marketing and privacy requirements in the EU and UK are highly restrictive and differ greatly from those currently in force in the U.S., which could cause fewer individuals in the EU and UK to subscribe to our marketing messages and drive up our costs and risk of regulatory oversight and fines if we are found to be non-compliant. These restrictions could prevent us from obtaining enough data to produce effective marketing results for our customers in these markets. Our use of email and other messaging services to send communications to consumers may also result in legal claims against us, for which we may incur increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage consumers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by our customers’ end consumers could materially and adversely affect our business, financial condition and operating results.

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

We may use and modify certain third party generative AI models that may be made available under an open source license. In certain cases, we may train our models for our generative AI Technologies on datasets that may be open source, and we may not be certain that some licensors of certain open source datasets had sufficient rights in the underlying data to be able to make them available under an open source license. Use of such open-source generative AI technologies or datasets could introduce inaccuracies or vulnerabilities that we may be unable to anticipate, detect, or control. If the licensor for such open-source generative AI technologies developed their models by training on data that was inaccurate, biased or for which it did not have the appropriate rights, we could be subject to claims or lawsuits, including for infringement of third-party intellectual property. Sophisticated attackers may exploit vulnerabilities in open-source generative AI technologies to obtain access to our sensitive data or alter the outputs or results. In addition, any usage of open-source generative AI technologies may, under some open source licenses, require us to license our data or intellectual property to third parties and limit our ability to protect our intellectual property rights or proprietary data.

Risks Related to the Use and Development of Artificial Intelligence

We leverage new technologies and platforms to improve business effectiveness, including the use of AI technologies.

We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”), throughout our business, and are making significant investments in this area. For example, we use AI Technologies for internal business cases and also to develop and provide certain products, including as described in the section titled “Business—AI-Native Infrastructure at Enterprise Scale.”

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies, including under our partnership with OpenAI, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings for which we may be unable to recover damages from the affected provider.

Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.

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

In the United States and internationally, AI is the subject of evolving review by various governmental and regulatory agencies, including the SEC and the FTC and amongst the states, and changes in laws, rules, directives and regulations governing the use of AI may adversely affect the ability of our business to use or rely on AI. For example, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. Further, in October 2023, President Biden issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, which emphasized AI safety and security and addressed topics such as civil rights, privacy, consumer protection, and accountable federal use of AI. In January and July 2025, President Trump issued three executive orders on AI, one of which repealed President Biden’s 2023 Executive Order, shifting the focus towards removing regulatory barriers to the adoption of AI Technologies and accelerating AI deployment. In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward.

In Europe, the EU Artificial Intelligence Act (“EU AI Act”), entered into force establishing a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and – dependent on the AI use case – includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This Directive extends the EU’s existing strict product liability regime to AI and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU, and together with developing guidance and/or decisions in this area, likely to affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We incur higher interest costs if interest rates increase. Interest rates were at historic lows during 2020 and 2021, when the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic, including reducing interest rates to new historic lows. In 2022 and 2023, the United States Federal Reserve raised interest rates significantly in an effort to combat inflation. Beginning in September 2024, the Federal Reserve began reducing interest rates, though rates remain elevated compared to pre-2022 levels. Interest rates may fluctuate in the future depending on economic conditions, inflation, and Federal Reserve policy, and any increase in interest rates could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

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

As of the date hereof, we have $200.0 million outstanding under our loan and security agreement (“Senior Secured Credit Facility”) with Bank of America, N.A., dated August 30, 2024. Borrowings under this agreement are secured by substantially all of our assets. For more information on our outstanding long-term borrowings, see “Note 11. Credit Facilities” to our consolidated financial statements. This Senior Secured Credit Facility also restricts our ability, without the lender’s written consent, to, among other things:

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

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation and are changing. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, use and hold our intellectual property, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations, and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, regarding the collection of sales and use taxes, and determining the jurisdictions in which we are subject to taxes, any of which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes.

Additionally, our future effective tax rates could be adversely affected by changes in tax laws (including tax treaties) or their interpretation. For example, the Inflation Reduction Act, passed on August 16, 2022, included a 15% corporate minimum tax applicable to tax years beginning after December 31, 2022 and a 1% excise tax on certain stock repurchases by U.S. corporations. We do not believe the corporate minimum tax will materially impact our effective tax rate or tax liability. The 1% excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase, subject to certain exceptions and netting rules. Further, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”), was signed into law in the United States, which includes revisions to key business tax provisions such as the expansion of rules related to deductibility of executive compensation, the reinstatement of bonus depreciation deductions for qualified property, the restoration of EBITDA-based business interest expense limitation and the implementation of changes relating to the computation of certain taxes in respect of non-US activities. We are currently assessing the impact of the OBBBA on us.

Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Co-operation and Development (“OECD”) have agreed to participate in an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%. Although many member jurisdictions have advanced Pillar Two by enacting legislation and issuing additional guidance in connection with the implementation of Pillar Two, this initiative remains under negotiation and continues to evolve. For example, in response to concerns raised by the United States, the OECD recently released a “side-by-side” framework under which certain U.S.-parented multinational enterprises may be exempt from Pillar Two. However, the precise contours of this side-by-side arrangement, as well as the details about its implementation by specific jurisdictions, are uncertain, and it is unclear what impact, if any, adoption of Pillar Two guidelines (including the side-by-side framework) and their implementations may have on taxes applicable to us. We are continuing to evaluate Pillar Two and the side-by-side framework and to assess their potential impact on future periods.

We are currently unable to fully predict the ultimate impact of the Inflation Reduction Act, the OBBBA, and OECD requirements on our business, results of operations and financial condition. We cannot predict whether any governmental body or intergovernmental organization will enact new tax legislation, issue new regulations or guidance, or pursue other international initiatives, nor can we predict what effect such legislation, regulations, guidance, or international initiatives might have. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Any changes, ambiguity, or uncertainty in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, including the position of taxing authorities with respect to revenue generated by reference to certain digital services, could also materially impact our income tax liabilities. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could adversely affect our business, results of operations and financial condition.

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

Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt would dilute the interests of our existing stockholders. Further, sales of a substantial number of shares of our Class A Common Stock, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A Common Stock and impair our ability to raise additional capital through the sale of equity. Our directors, executive officers, employees and, in certain instances, other service providers, hold outstanding options, time-based and performance-based restricted stock unit awards and restricted stock under our equity incentive plans. Those shares covered by these awards and the shares reserved for future issuance under our equity incentive plans are and will become eligible for sale in the public market, subject to certain legal and contractual limitations. We cannot be certain whether and how many restricted stock units will satisfy their performance-based vesting conditions. Further, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We are unable to predict the effect that such sales related to the foregoing may have on the prevailing market price of our Class A Common Stock.

In addition, on August 3, 2022, the Company’s board of directors authorized withholding shares as an alternative to market sales by executives to satisfy tax withholding requirements upon vesting of restricted stock awards (“RSAs”). As such, beginning in the third quarter of 2022, we have used and may continue to use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. We anticipate that if we continue to utilize the withholding alternative, we will spend substantial funds to satisfy tax withholding and remittance obligations when we settle executive RSAs, which may have an adverse effect on our financial condition and results of operations.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our Class A Common Stock and could diminish our cash reserves.

In November 2024, our Board of Directors authorized a stock repurchase and withholding program (the “2024 SRP”) of up to $100.0 million in the aggregate for repurchases of the Company’s outstanding shares of Class A Common Stock through December 31, 2026. In July 2025, the Company’s Board of Directors authorized a new stock repurchase and withholding program (the “2025 SRP”) of up to $200.0 million in the aggregate for repurchase of the Company’s outstanding Class A Common Stock through December 31, 2027. The 2025 SRP supplements the 2024 SRP. Although our board of directors has authorized these repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including our stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our Senior Secured Credit Facility impose limitations on our ability to repurchase shares. The share repurchase programs may be modified, suspended, or terminated at any time, and we cannot guarantee that the programs will be fully consummated or will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the trading price of our stock. In addition, these programs could diminish our cash and cash equivalents and marketable securities.

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

As of December 31, 2025, our Co-Founder and Chief Executive Officer, David Steinberg, beneficially owns a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we continue to be a controlled company within the meaning of the applicable stock exchange corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

As of December 31, 2025, our Co-Founder and Chief Executive Officer, David Steinberg, and his affiliates held, in aggregate 52.1% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of Class A Common Stock as part of a sale or other liquidity event and might ultimately affect the market price of our Class A Common Stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for certain actions, including derivative actions, fiduciary duty claims, claims arising under the DGCL or our organizational documents, and claims governed by the internal-affairs doctrine. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions do not apply to claims arising under the Exchange Act, which must be brought in federal court.

These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable, which may discourage lawsuits against us and our directors, officers, and other employees. It is possible that a court could find these provisions inapplicable or unenforceable, in which case we may incur additional costs associated with resolving disputes in other jurisdictions. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and, information;

•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
the use of external service providers, where appropriate, to monitor our cybersecurity posture on a 24/7 basis in a co-managed Security Operations Center (SOC);
•
the design and deployment of a Defense-In-Depth layered technical security implementation leveraging best-of-breed components;
•
cybersecurity awareness training of our employees, including incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – An unauthorized or significant inadvertent disclosure or breach of confidential and/or personal information we process or control, or a security breach of our or our customers’, suppliers’, or other partners’ IT Systems could be detrimental to our business, reputation, financial performance and results of operations.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) the oversight of cybersecurity risks, including management’s implementation of our cybersecurity risk management program.

The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives periodic briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer (CIO), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

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

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our corporate headquarters is located in New York City, New York. It consists of approximately 46,000 square feet under a lease agreement that expires in June 2027. We have several offices in the U.S. and have operations in the UK, the EU, India, Australia and New Zealand as well as other locations. Our New York office focuses on our go-to-market strategy, customer success, shared services and infrastructure. Our San Francisco office serves as our innovation hub. The European, Australia and New Zealand offices focus on go-to-market and customer success. The India offices concentrate on innovation, infrastructure and shared services.

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

On November 22, 2024, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company and the Company’s Chief Executive Officer, David A. Steinberg, and the Company’s Chief Financial Officer, Christopher Greiner, which is captioned In re Zeta Global Holdings Corporation Securities Litigation. On February 26, 2025, the Court appointed putative stockholders Amir Konigsberg and the Allegheny County Employees’ Retirement System as co-lead plaintiffs. The co-lead plaintiffs filed an Amended Class Action Complaint on May 12, 2025, which also named other officers of the Company. The Amended Complaint alleges, based in part on the report from Culper Research, that the defendants made false and misleading statements and omissions about the Company’s business, operations, and prospects between February 27, 2024 and March 10, 2025. We are vigorously defending ourselves against this lawsuit, and we believe the claims made in the report are without merit. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly artificially inflated stock price between February 27, 2024 and March 10, 2025 as a result of those allegedly false and misleading statements and omissions, as well as interest, attorneys’ fees, and costs. The Company and the individual defendants moved to dismiss the Amended Complaint on July 11, 2025; briefing on that motion was completed on September 9, 2025. Discovery is stayed while the parties are awaiting a decision on the motion to dismiss. This matter is still in the early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss.

On December 11, 2024 and December 23, 2024, purported stockholders of the Company filed shareholder derivative complaints in the U.S. District Court for the Southern District of New York purportedly on the Company’s behalf against members of the Company’s board of directors and the Company as a nominal defendant, which have been consolidated into a single lawsuit captioned In re Zeta Global Holdings Corp. Stockholder Derivative Litigation, based on the same underlying allegations as in the securities class action described above. The complaints allege (i) violations of Section 14(a) of the Securities Exchange Act of 1934, (ii) breach of fiduciary duty, (iii) unjust enrichment, (iv) abuse of control, (v) gross mismanagement, (vi) waste of corporate assets, (vii) contribution under Section 10(b) and 21D of the Securities Exchange Act of 1934, and (viii) aiding and abetting. On March 4, 2025, the Court stayed the litigation through the resolution of the motion to dismiss in the securities class action. We intend to vigorously defend ourselves against this lawsuit, and we believe the claims made in the report are without merit. The Company’s board members are each party to an indemnification agreement with the Company that may require the Company to reimburse the board members for certain expenses and other costs related to this lawsuit. This matter is at the very early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss.

For a description of our legal proceedings, see “Note 12. Commitments and Contingencies” to our audited consolidated financial statements in the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K.

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

Stockholders

As of February 13, 2026, there were 138 holders of record of our Class A Common Stock and 11 holders of record of our Class B Common Stock.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Common stock repurchases during the quarter ended December 31, 2025 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1, 2025 – October 31, 2025	—	$—	—	$—
November 1, 2025 – November 30, 2025	977,380	$17.97	977,380	$181.4
December 1, 2025 – December 31, 2025	963,244	$18.06	963,244	$164.0
Total	1,940,624		1,940,624

(1) On November 13, 2024, the Company’s Board of Directors authorized the 2024 SRP, which authorized up to $100.0 million in the aggregate for (i) repurchases of the Company’s outstanding Class A Common Stock through December 31, 2026 and (ii) the RSA Withholding Program. On July 23, 2025, the Company’s Board of Directors authorized the 2025 SRP, which authorized up to $200.0 million in the aggregate for (i) repurchases of the Company’s outstanding Class A Common Stock through December 31, 2027 and (ii) the RSA Withholding Program. The 2025 SRP supplements the 2024 SRP.

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

The following graph depicts the total cumulative stockholder return of our Class A Common Stock from June 10, 2021, the first day of trading of our Class A Common Stock on the NYSE, through December 31, 2025, relative to the performance of the Nasdaq Composite, Nasdaq Computer and Russell 2000 indices. The graph assumes an initial investment of $100.00 at the close of trading on June 10, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
6/10/2021
6/30/2021
7/30/2021
8/31/2021
9/30/2021
10/29/2021
11/30/2021
12/31/2021
1/31/2022
2/28/2022
3/31/2022
4/29/2022
5/31/2022
6/30/2022
7/29/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/30/2022
1/31/2023
2/28/2023
3/31/2023
4/28/2023
5/31/2023
6/30/2023
7/31/2023
8/31/2023
9/29/2023
10/31/2023
11/30/2023
12/29/2023
1/31/2024
2/29/2024
3/28/2024
4/30/2024
5/31/2024
6/28/2024
7/31/2024
8/30/2024
9/30/2024
10/31/2024
11/29/2024
12/31/2024
1/31/2025
2/28/2025
3/31/2025
4/30/2025
5/30/2025
6/30/2025
7/31/2025
8/29/2025
9/30/2025
10/31/2025
11/28/2025
12/31/2025
Zeta Global
Nasdaq Composite
Nasdaq Computer Index
Russell 2000

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our management’s discussion and analysis of financial condition and results of operations included in this document generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

The ZMP enhances our customers’ ability to personalize consumer experiences at scale across multiple touchpoints. With AI-driven automation, brands can orchestrate highly effective programs through intuitive workflows and real-time intelligence. Our Zeta SuperGraph™ improves identity resolution while maintaining compliance with evolving privacy standards. Zeta Answers, our intelligence suite, synthesizes Zeta’s proprietary data and data generated by our customers to uncover consumer insights that are translated into marketing programs designed for highly targeted audiences across digital channels, including email, SMS, websites, applications, social media, CTV and chat.

Macroeconomic trends

Our business and the operations of our customers depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. While core inflation has remained relatively steady for the last year, the economy continues to be impacted by the looming potential of increased inflation rates and faces further inflation risk. To date, the effects of tariffs and changes in global trade policies on the overall state of the economy and on our business have not materially impacted our costs or operations. However, the evolving tariffs and changes in global trade policies continue to cause overall economic uncertainty and may increase our costs and adversely impact our operations as well as customers’ businesses and operations. Additionally, other potentially challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our and our customers’ businesses and operations.

Factors Affecting Results of Operations

The following factors have been important to our business, and we expect them to impact our results of operations and financial condition in future periods:

New Super-Scaled Customer Acquisition

We are focused on increasing the number of super-scaled customers that adopt the ZMP in their enterprises. We define “super-scaled customers” as customers from which we generated at least $1,000,000 in revenues in the trailing twelve months. Our long-term growth and operating results will depend on our ability to attract more super-scaled customers as we address their most pressing marketing automation needs. We will continue to focus on enterprises across multiple geographies. Between January 1, 2025 and December 31, 2025, our sales team increased by 36 sales employees, and we expect to continue to invest in our go-to-market efforts in 2026. We have significantly enhanced our sales techniques in order to build a collaborative environment that encourages cross-selling and implemented a new learning and development program for our sales team. Our sales team productivity increases with tenure and our current management system gives us confidence that we are well positioned for sustainable growth. Our Zeta Answers suite is a module that provides actionable insights to our customers and serves as an entry point into the ZMP. Zeta Answers suite has been a proven way to land scaled customers, with minimal cost of implementation and high value adoption.

Drive Increase to Average Revenue Per User

During the year ended December 31, 2025, we experienced an increase in our scaled and super-scaled customer Average Revenue Per User (“ARPU”), which resulted in our revenues increasing for the year compared to the prior-year period. Our scaled customer ARPU growth resulted primarily from the effects of transitioning our sales team model to focus a dedicated team on new business development and a separate team on training and educating new and existing users on our platform capabilities. Our transition to this hunter/farmer sales model has included focusing more of our sales team on growth of existing scaled customers and aligning scaled customers with sellers that have specific industry expertise.

Expand Sales to Existing Customers

We adhere to a “land, expand, extend” sales model. After prospecting and landing new customers, we focus on expanding sales to such customers. This includes increasing their use of one product and/or embedding multiple products within an enterprise with our Zeta Answers suite serving as the connective tissue across multiple products. We have super-scaled customers both in the U.S. and internationally, and we believe we can achieve growth by cross-selling our existing solutions and introducing new features and functionalities within the platform. We expect that our ability to increase adoption of our products within existing customers increases our future opportunities through additional sales. As part of this strategy, we expect to drive expansion in the number of channels per super-scaled customer. During both the years ended December 31, 2025 and 2024, our channels per scaled customer were 2.3. During the years ended December 31, 2025 and 2024, our channels per super-scaled customer were 3.3 and 3.0, respectively.

We use an annual net revenue retention (“NRR”) rate as a measure of our ability to retain and expand business generated from our existing customers base. We believe that many companies frequently use annual NRR rate as an indicator for determining customer loyalty. We calculate our annual NRR rate by dividing current year revenue earned from customers from which we also earned revenue in the prior year, by the prior year revenues. Our annual NRR rate was 128.0% and 113.6% for the years ended December 31, 2025 and 2024, respectively. We exclude political and advocacy customers, which represented 1.0% and 8.0% of revenue for 2025 and 2024, respectively, from our calculation of annual NRR rate because of the biennial nature of these customers.

Our customer loyalty is also reflected in the table below, which breaks down the tenure of our scaled and super-scaled customers for the year ended December 31, 2025.

Tenure for All Scaled Customers for Year Ended December 31, 2025

Customer Tenure	Number of Scaled Customers	% of Scaled Customers	% of Scaled Customer Revenue
5+ Years	209	34.7%	64.2%
3-5 Years	65	10.8%	10.6%
1-3 Years	217	36.0%	19.0%
Under 1 Year	111	18.5%	6.2%
Total	602	100.0%	100.0%

Tenure for All Super-Scaled Customers for Year Ended December 31, 2025

Customer Tenure	Number of Super-Scaled Customers	% of Super-Scaled Customers	% of Super-Scaled Customer Revenue
5+ Years	90	49.0%	68.2%
3-5 Years	26	14.1%	10.6%
1-3 Years	56	30.4%	16.7%
Under 1 Year	12	6.5%	4.5%
Total	184	100.0%	100.0%

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

Seasonality and Cyclicality

In general, the marketing industry experiences seasonal trends that affect the vast majority of participants in the digital marketing ecosystem, as well as cyclicality in political activity in economic conditions. Historically, marketing activity is higher in the fourth quarter of the calendar year to coincide with the holiday shopping season as compared to the first quarter. As a result, the subsequent first quarter tends to reflect lower activity levels and lower performance. In addition, political and advocacy customers are impacted by political cycles, with generally higher activity in presidential and, to a lesser extent, midterm election years. We generally expect these seasonality and cyclicality trends to continue and our ability to effectively manage our resources in anticipation of these trends may affect our operating results.

Key Performance Metrics

We review key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams. Going forward, we intend to focus on reporting metrics with respect to our super-scaled customers as these customers represent a substantial majority of our revenue, and these metrics are most relevant to evaluating our business and performance. We no longer intend to include metrics with respect to our scaled customers in our quarterly reports on Form 10-Q, as these metrics are expected to be less relevant.

Scaled and Super-Scaled Customers

We measure and track the number of scaled customers on a trailing twelve months basis because our ability to attract new scaled customers, grow our scaled customer base and retain or expand our business with existing scaled customers is both an important contributor to our revenue growth and an indicator to investors of our measurable success. We define scaled customers as customers from which we generated at least $100,000 in revenues during the trailing twelve months. As a subset of scaled customers, we define super-scaled customers as customers from which we generated at least $1.0 million in revenues during the trailing twelve months. We calculate the number of scaled and super-scaled customers at the end of each reporting period as the number of customers billed during each applicable period. As of December 31, 2025, we had 602 scaled customers representing 97% of total revenue in 2025, compared to 527 scaled customers as of December 31, 2024, representing 98% of total revenue in 2024. As of December 31, 2025, we had 184 super-scaled customers representing 87% of total revenue in 2025, compared to 148 super-scaled customers as of December 31, 2024, representing 84% of total revenue in 2024.

	Year ended December 31,
	2025	2024
Scaled Customers	602	527
Super-Scaled Customers	184	148

Scaled customers increased 14% to 602 as of December 31, 2025, compared to 527 as of December 31, 2024, primarily due to higher usage of our platform among our customers and new additions to our scaled customer base. Of our scaled customers, 184 and 148 are super-scaled customers as of December 31, 2025 and 2024, respectively. Super-scaled customers increased 24% to 184 as of December 31, 2025, compared to 148 as of December 31, 2024.

Scaled and Super-Scaled Customer ARPU

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

	Year ended December 31,
	2025	2024
Scaled Customer ARPU (in thousands)	$2,109	$1,868
Super-Scaled Customer ARPU (in thousands)	$6,156	$5,713

Scaled customer ARPU increased 13% to $2.1 million for the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024, primarily due to higher usage of our platform among scaled customers. ARPU for our super-scaled customers increased 8% to $6.2 million (across 184 customers) for the year ended December 31, 2025, compared to $5.7 million (across 148 customers) for the year ended December 31, 2024.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For 2025 and 2024, we derived 74% and 70% of our revenues from direct platforms, respectively, and 26% and 30% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Policies and Estimates.”

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

General and administrative expenses

General and administrative expenses primarily consist of technology and infrastructure cost, employee-related costs, including salaries, bonuses, stock-based compensation and employee benefits costs associated with our executives, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and platform and related infrastructure costs. We expect general and administrative expenses to increase in absolute dollars in future periods. We expect that general and administrative expenses to decrease as a percentage of revenue over the long term.

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

Research and development expenses

Research and development expenses primarily consist of employee-related costs, including salaries, bonuses and employee benefit costs, stock-based compensation associated with engineering and technology services associated with the ongoing research and maintenance of internal use software. We expect to continue to invest in research and development in order to develop our technology platform to drive incremental value and growth, and as a result we expect research and development expenses to increase in absolute dollars in future periods. We also expect that research and development expenses to fluctuate from period to period as a percentage of revenue over the long term.

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

Interest expenses, net

Interest expenses, net primarily consists of interest payable on our long-term borrowings, net of interest earned on our short-term investments in money market accounts and other short-term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

Other expenses / (income)

Other expenses / (income) primarily consist of changes in fair value of acquisition-related liabilities, gains and losses on assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rates and the remeasurement impact of acquisition-related liabilities, which depends on the performance of our acquisitions and could be greater than or less than our historic levels.

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

Based on the weight of existing objective evidence as of the balance sheet date, which includes cumulative losses in recent years, we have concluded that the U.S. deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required. However, given anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Stock-based compensation

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, restricted stock units (“RSUs”), performance-based stock units (“PSUs”) and stock options granted to employees, consultants or advisors and non-employee directors, and shares purchased under the Company’s employee stock purchase plan, is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. See “Note 13. Stock-Based Compensation” to our consolidated financial statements for further details.

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

Year ended December 31,
2026	2027	2028	2029	Total
$151,174	$70,221	$29,295	$3,672	$254,362

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Year ended December 31,
	2025	2024
Revenues	$1,304,668	$1,005,754
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	513,587	399,552
General and administrative expenses	233,024	204,595
Selling and marketing expenses	340,040	314,514
Research and development expenses	117,173	90,679
Depreciation and amortization	72,039	56,100
Acquisition-related expenses	20,281	8,229
Restructuring expenses	3,152	—
Total operating expenses	$1,299,296	$1,073,669
Income / (loss) from operations	5,372	(67,915)
Interest expenses, net	371	7,147
Other expenses / (income)	38,088	(115)
Total other expenses	$38,459	$7,032
Loss before income taxes:	(33,087)	(74,947)
Income tax benefit	(1,578)	(5,176)
Net loss	$(31,509)	$(69,771)

Comparison of the Years Ended December 31, 2025 and 2024

Revenues

	Year Ended December 31,		Change
	2025	2024	Amount	%
Revenues	$1,304,668	$1,005,754	$298,914	29.7%

Revenues increased by $298.9 million, or 29.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in revenues is attributable to incremental revenues of $108.0 million from new customers (including approximately $84.2 million from acquisitions) and $190.9 million from existing customers.

Cost of revenues (excluding depreciation and amortization)

	Year Ended December 31,		Change
	2025	2024	Amount	%
Cost of revenues (excluding depreciation and amortization)	$513,587	$399,552	$114,035	28.5%

Cost of revenues (excluding depreciation and amortization) increased by $114.0 million, or 28.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily driven by $89.9 million of incremental media costs related to incremental revenues, higher technology expenses of $22.8 million and employee-related costs of $1.3 million.

General and administrative expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%
General and administrative expenses	$233,024	$204,595	$28,429	13.9%

General and administrative expenses increased by $28.4 million, or 13.9%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily driven by higher technology and infrastructure cost of $12.1 million, employee-related costs of $11.1 million, professional services fees of $9.6 million, and other general and administrative expenses of $3.4 million, partially offset by lower stock-based compensation of $7.8 million.

Selling and marketing expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%
Selling and marketing expenses	$340,040	$314,514	$25,526	8.1%

Selling and marketing expenses increased by $25.5 million, or 8.1%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily driven by higher employee-related costs of $42.4 million, partially offset by lower stock-based compensation of $14.9 million and other sales and marketing-related expenses of $2.0 million.

Research and development expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%
Research and development expenses	$117,173	$90,679	$26,494	29.2%

Research and development expenses increased by $26.5 million, or 29.2%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily driven by higher employee-related costs of $17.3 million, stock-based compensation of $5.8 million and consulting fees of $3.4 million.

Depreciation and amortization

	Year Ended December 31,		Change
	2025	2024	Amount	%
Depreciation and amortization	$72,039	$56,100	$15,939	28.4%

Depreciation and amortization increased by $15.9 million, or 28.4%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily driven by higher amortization expenses related to intangible assets.

Acquisition-related expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%
Acquisition-related expenses	$20,281	$8,229	$12,052	146.5%

Acquisition-related expenses increased by $12.1 million, or 146.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily driven by expenses incurred in connection with our acquisition of Marigold’s Enterprise Business, which was closed on November 24, 2025.

Restructuring expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%
Restructuring expenses	$3,152	$—	$3,152	100.0%

We recorded restructuring expenses of $3.2 million for the year ended December 31, 2025 related to employee termination costs due to internal restructuring. We did not have any restructuring expenses for the year ended December 31, 2024.

Interest expenses, net

	Year Ended December 31,		Change
	2025	2024	Amount	%
Interest expenses, net	$371	$7,147	$(6,776)	(94.8)%

Interest expenses, net decreased by $6.8 million, or 94.8%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to higher interest income earned on our money market accounts and short-term deposits.

Other expenses / (income)

	Year Ended December 31,		Change
	2025	2024	Amount	%
Other expenses / (income)	$38,088	$(115)	$38,203	NM*

Other expenses increased by $38.2 million, for the year ended December 31, 2025, as compared to other income for the year ended December 31, 2024. This increase in other expenses was primarily driven by an increase in the fair value change of acquisition-related liabilities recorded for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

*Not Meaningful

Income tax benefit

	Year Ended December 31,		Change
	2025	2024	Amount	%
Income tax benefit	$(1,578)	$(5,176)	$(3,598)	(69.5)%

Income tax benefit decreased by $3.6 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

For the year ended December 31, 2025, we recorded income tax benefit of $1.6 million, primarily related to the partial reversal of our U.S. federal and state valuation allowance, as the acquisition of the Marigold’s Enterprise Business consummated during 2025 created a source of future taxable income, partially offset by an income tax provision for foreign and state taxes.

For the year ended December 31, 2024, we recorded an income tax benefit of $5.2 million, primarily related to the partial reversal of our U.S. federal and state valuation allowance, as the acquisition of LiveIntent consummated during 2024, created a source of future taxable income, partially offset by an income tax provision for foreign taxes.

The effective tax rate for the year ended December 31, 2025 was 4.8% and for the year ended December 31, 2024 was 6.9%. For both 2025 and 2024, our effective tax rates differ from the U.S. federal statutory rate of 21%, primarily related to changes in our U.S. valuation allowance as a result of business combinations described above. For both 2025 and 2024, we maintained a full valuation allowance against our U.S. net deferred tax assets based upon the weight of existing objective evidence.

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The legislation included taxpayer-favorable provisions applicable to the 2025 tax year and future periods, including the restoration of depreciation and amortization in adjusted taxable income for purposes of the Section 163(j) interest limitation, the reinstatement of immediate deductibility of domestic research and development expenditures, and the permanent extension of 100% bonus depreciation for qualifying property. In accordance with ASC 740, Income Taxes, the Company recognized the effects of the enacted tax law changes in its income tax provision for the year ended December 31, 2025. However, the taxpayer-favorable provisions of the One Big Beautiful Bill did not have a material impact on our effective tax rate.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income / (loss) adjusted for interest expenses, net, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring capital raise related (including initial public offering (“IPO”)) expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of the IPO, and other expenses / (income). Acquisition-related expenses and restructuring expenses primarily consist of professional services fees, severance and other employee-related costs, which may vary from period to period depending on the timing of our acquisitions and restructuring activities and may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other expenses / (income) consist of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on extinguishment of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring capital raise related (including IPO) expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net income / (loss).

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Year ended December 31,
	2025	2024
Net loss	$(31,509)	$(69,771)
Net loss margin	(2.4)%	(6.9)%
Add back:
Depreciation and amortization	72,039	56,100
Acquisition-related expenses	20,281	8,229
Restructuring expenses	3,152	—
Capital raise related expenses	—	1,624
Stock-based compensation	177,821	194,984
Other expenses / (income)	38,088	(115)
Interest expenses, net	371	7,147
Income tax benefit	(1,578)	(5,176)
Adjusted EBITDA	$278,665	$193,022
Adjusted EBITDA margin	21.4%	19.2%

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

As of December 31, 2025, we had cash and cash equivalents of $319.8 million and net working capital, consisting of current assets less current liabilities of $256.3 million. As of December 31, 2025, we had an accumulated deficit of $1,059.8 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	For year ended December 31,
	2025	2024
Net cash provided by / (used for):
Cash provided by operating activities	$198,902	$133,861
Cash used for investing activities	(124,213)	(97,586)
Cash (used for) / provided by financing activities	(120,817)	197,923
Effect of exchange rate changes on cash and cash equivalents	(265)	227
Net (decrease) / increase in cash and cash equivalents	$(46,393)	$234,425

Net cash provided by operating activities

During the year ended December 31, 2025, net cash provided by operating activities of $198.9 million resulted primarily from adjusted non-cash items of $278.5 million, more than offsetting our net loss of $31.5 million. Non-cash items include stock-based compensation of $177.8 million, depreciation and amortization expense of $72.0 million and a change in fair value of acquisition-related liabilities of $36.7 million. Changes in working capital were primarily driven by increases in accounts receivable of $77.2 million and prepaid expenses of $6.7 million and decreases in accounts payable of $8.5 million and deferred revenue of $9.3 million, partially offset by an increase in accrued expenses and other current liabilities of $42.7 million and other non-current liabilities of $4.7 million, and decreases in other current assets of $5.2 million and other non-current assets of $1.0 million.

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

Net cash used for investing activities

During the year ended December 31, 2025, we used $124.2 million of cash for investing activities, primarily consisting of business and asset acquisitions and other investments of $90.3 million (net of cash acquired), website and software development costs of $20.1 million, and capital expenditures of $13.8 million (including a $5.1 million investment in data and partnership agreements).

During the year ended December 31, 2024, we used $97.6 million of cash for investing activities, primarily consisting of capital expenditures of $25.7 million (including a $19.8 million investment in data and partnership agreements), website and software development costs of $16.0 million and business and asset acquisitions and other investments of $55.8 million (net of cash acquired).

Net cash (used for) / provided by financing activities

During the year ended December 31, 2025, we used $120.8 million of cash for financing activities, primarily due to the repurchase of $121.0 million of shares of our common stock repurchased under the 2024 SRP and 2025 SRP (each as defined below), including the RSA Withholding Program (as defined below), and the payment of acquisition-related liabilities of $6.3 million, partially offset by receipts from our 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercise of options of $6.5 million.

During the year ended December 31, 2024, net cash provided by financing activities of $198.0 million resulted primarily from the equity capital raise of $229.0 million, net proceeds from the credit facility refinancing of $11.6 million, $3.4 million paid by certain employees under the Company’s employee stock purchase plan and exercise of options of $3.2 million, partially offset by payment of acquisition-related liabilities of $7.0 million, and repurchases of $42.2 million of our common stock under the 2024 SRP.

Debt

On August 30, 2024, we refinanced and replaced our previous senior secured credit facility, dated February 3, 2021, by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550.0 million senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200.0 million (the “Term Loan”) and (ii) a $350.0 million senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, we drew down the $200.0 million Term Loan and repaid all outstanding obligations in the amount of $185.0 million under the previous senior secured credit facility and terminated all commitments thereunder. Interest shall be payable at the end of the selected interest period. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. As of December 31, 2025, we had $197.1 million (net of $2.9 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

We are currently in compliance with our financial covenants under the Senior Secured Credit Facility, and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. During the year ended December 31, 2025, we borrowed $6.3 million against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility. We do not engage in off-balance sheet financing arrangements.

Contractual obligations

As of December 31, 2025, our material contractual obligations were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
Long-term borrowings	$200,000	$10,000	$32,500	$157,500	$—
Operating leases	22,443	9,966	10,664	1,813	—
Purchase obligations	82,652	50,371	27,839	4,442	—
Total contractual obligations	$305,095	$70,337	$71,003	$163,755	$—

Acquisition-related contingent consideration payables and holdback payables are contractual obligations for which the timing of cash outflow cannot be estimated. Contingent consideration estimates may change based on actual results and may differ from management’s current expectations. For more information refer to “Note 7. Acquisitions and Note 8. Acquisition-Related Liabilities” to our consolidated financial statements and notes thereto included in the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K.

Share Repurchase and RSA Withholding Program

On November 13, 2024, the Company’s Board of Directors authorized a stock repurchase and withholding program (the “2024 SRP”) of up to $100.0 million in the aggregate of the Company’s outstanding shares of Class A Common Stock through December 31, 2026. On July 23, 2025, the Company’s Board of Directors authorized a new stock repurchase and withholding program (the “2025 SRP”) of up to $200.0 million in the aggregate for repurchase of the Company’s outstanding Class A Common Stock through December 31, 2027. The 2025 SRP supplements the 2024 SRP. In addition to repurchases, both the 2024 and 2025 SRP also allow for the withholding of shares as an alternative to market sales by certain executives and other employees to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program”).

As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2024 SRP and 2025 SRP will reduce the number of weighted-average common shares outstanding for the period. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities by the Issuer or Affiliated Purchaser” for more information on the 2024 SRP and 2025 SRP.

Quarterly Financial Information (Unaudited)

The following table sets forth the Company’s quarterly consolidated statement of operations data for each of the four quarters in the one-year period ended December 31, 2025. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Quarter ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Revenues	$264,419	$308,442	$337,169	$394,638
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	103,488	116,988	133,224	159,887
General and administrative expenses	54,037	62,172	56,393	60,422
Selling and marketing expenses	75,369	86,392	85,315	92,964
Research and development expenses	26,799	30,592	29,812	29,970
Depreciation and amortization	17,687	17,403	17,191	19,758
Acquisition-related expenses	—	—	6,482	13,799
Restructuring expenses	3,152	—	—	—
Total operating expenses	$280,532	$313,547	$328,417	$376,800
(Loss) / income from operations	(16,113)	(5,105)	8,752	17,838
Interest expenses / (income), net	331	166	(180)	54
Other expenses, net	3,512	6,351	11,726	16,499
Total other expenses	$3,843	$6,517	$11,546	$16,553
(Loss) / income before income taxes	(19,956)	(11,622)	(2,794)	1,285
Income tax provision / (benefit)	1,644	1,192	840	(5,254)
Net (loss) / income	$(21,600)	$(12,814)	$(3,634)	$6,539
Other comprehensive income / (loss):
Foreign currency translation adjustment	21	65	112	(2,677)
Total comprehensive (loss) / income	$(21,621)	$(12,879)	$(3,746)	$9,216
Net (loss) / income per share
Net (loss) / income available to common stockholders	$(21,600)	$(12,814)	$(3,634)	$6,539
Basic (loss) / earnings per share	$(0.10)	$(0.06)	$(0.02)	$0.03
Diluted (loss) / earnings per share	$(0.10)	$(0.06)	$(0.02)	$0.03
Weighted average number of shares used to compute net (loss) / earnings per share
Basic	212,558,050	217,253,856	222,440,882	230,423,268
Diluted	212,558,050	217,253,856	222,440,882	249,182,177

The Company recorded total stock-based compensation as follows:

	Quarter ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Cost of revenues (excluding depreciation and amortization)	$261	$302	$344	$304
General and administrative expenses	15,419	14,896	14,030	13,147
Selling and marketing expenses	19,545	22,460	22,208	20,496
Research and development expenses	6,762	8,813	9,050	9,784
Total	$41,987	$46,471	$45,632	$43,731

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

While our significant accounting policies are described in more detail in “Note 2. Basis of Presentation and Significant Accounting Policies” in our consolidated financial statements included in the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

We also purchase and license data content from multiple data providers to develop the proprietary databases of information. This data content sometime consists of consumer information like name, address, phone numbers, zip codes, gender, age group, etc. and it may also consist of business information industry, sales volume, physical address, financial information, credit score, etc. We capitalize the intangible assets as the data contents are received from the third parties as we expect those assets to provide future economic benefit via the generation of our revenue and margins. The intangible assets are amortized on a straight-line basis over the estimated useful life of the data asset. We review the carrying value of our definite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used, and the effects of obsolescence, demand, competition and other economic factors.

Fair value

We grant stock-based payment awards including restricted stock, RSUs, PSUs, and stock options to employees, contractors or advisors and non-employee directors. We also maintain the 2021 ESPP pursuant to which participants may purchase shares of our Class A Common Stock through payroll contributions. We account for all stock-based payment awards using a fair value-based method. The fair value of restricted stock, RSUs and PSUs not subject to market conditions is based on the Company’s closing stock price as of the day prior to the date of the grants. The fair value of each stock option granted to employees is estimated on the date of the grant using the Black-Scholes-Merton option pricing model, and the related stock-based compensation is recognized over the expected life of the option. The fair value of shares purchased under the 2021 ESPP was determined using the Black-Scholes-Merton model and PSUs subject to market conditions was determined using the Monte-Carlo Simulation Method, and the related stock-based compensation is recognized over the expected vesting term.

Key assumptions used to determine the fair value of stock options, shares purchase under the 2021 ESPP and PSUs subject to market conditions were as follows:

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

Business combination and goodwill

We utilize the purchase method of accounting in accordance with ASC 805, Business Combinations. This standard requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on the fair value of the assets acquired and liabilities assumed at the acquisition date. Our estimates and assumptions used in assessing fair value are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The fair value of contingent consideration is recalculated each reporting period with any resulting gains or losses recorded on the Consolidated Statements of Operations and Comprehensive Loss.

We perform an annual goodwill impairment test on October 1 every year based on financial statements as of September 30. Goodwill impairment is assessed based on a comparison of the fair value of our reporting units to the underlying carrying value of the reporting unit’s net assets, including goodwill. As of December 31, 2025, we have four reporting units. If the carrying value of the reporting unit exceeds its fair value, an impairment loss shall be recognized, in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For the years ended December 31, 2025 and 2024, annual goodwill impairment test, we elected to bypass the qualitative assessment for the four reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of the reporting units. As a result of this assessment, it was concluded that there was no impairment loss because the fair value of the reporting units significantly exceeded the respective carrying value of each reporting unit.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in “Note 2. Basis of Presentation and Significant Accounting Policies” to our audited consolidated financial statements and notes thereto included in the “Financial Statements and Supplementary Data” section of this Annual Report on Form 10-K.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Term Loan, which accrue interest at a variable rate. As of December 31, 2025, we have not entered into any derivative financial instrument contracts to mitigate the interest rate risk on our $200.0 million Term Loan, and as a result, we are subject to the potential impact of rising interest rates, which could negatively impact our profitability and cash flows. Based upon the principal balance owed on our long-term borrowings as of December 31, 2025, a hypothetical one percentage point increase or decrease in the interest rate would increase or decrease our annual interest expense by $2.0 million. There were no material changes in market risk exposures as of December 31, 2025. For more information, see “Note 11. Credit Facilities” to our audited consolidated financial statements and notes thereto included in the Financial Statements and Supplementary Data section of this Annual Report on Form 10-K.

Foreign Currency Risk

We have foreign currency risks related to certain foreign subsidiaries, in the UK, France, Belgium and India. We do not believe that a 10% change in the relative value of the U.S. dollar to other foreign currencies would have a material effect on our cash flows and operating results in currencies other than the U.S. dollar.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Zeta Global Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zeta Global Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Acquisitions - Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company closed its acquisition of LiveIntent, Inc. (“LiveIntent”) on October 21, 2024. The Company concluded that the transaction represents an acquisition of a business under ASC 805, Business Combinations. The Company uses the purchase method of accounting in accordance with ASC 805, Business Combinations, which requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on the fair value of the tangible and intangible assets acquired and liabilities assumed at the acquisition date. During the year ended December 31, 2025, the Company finalized the purchase price allocation for its LiveIntent acquisition. A portion of the purchase price was in the form of contingent consideration. Management allocated components of the purchase price to intangible assets, specifically customer relationships, completed technologies, and tradenames.

The determination of the fair value of contingent consideration and intangible assets requires management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rate and royalty rates. As a result, performing audit procedures to evaluate the reasonableness of these estimates and assumptions within the determination of the purchase price and the valuation of intangible assets required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the purchase price and the valuation of intangible assets acquired included the following:

•
We tested the effectiveness of controls over the determination of the purchase price and the forecasted future cash flows, the discount rate and the royalty rates utilized within the valuation of intangible assets acquired.
•
We evaluated certain components of the purchase price by vouching management’s calculations to underlying audit evidence.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the selected valuation methodologies for the contingent consideration and acquired intangible assets, and evaluated the discount rate and royalty rates by:
•
Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
•
Developing a range of independent estimates and comparing those to the discount rate selected by management.
•
Evaluating whether the royalty rates utilized within the intangible asset valuations were sourced from a reputable data provider and based on agreements that involved licensed property of businesses comparable to the acquired company.
•
We assessed the reasonableness of the forecasted results included within management’s valuations by comparing the projections to certain peer company and external industry data as well as executing a retrospective review of the projections to actual results.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

February 25, 2026

We have served as the Company’s auditor since 2020.

Consolidated Balance Sheets

(In thousands, except shares, per share and par values)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$319,764	$366,157
Accounts receivable, net of allowance of $3,832 and $4,291 as of December 31, 2025 and 2024, respectively	322,391	235,227
Prepaid expenses	28,970	13,348
Other current assets	14,658	1,808
Total current assets	$685,783	$616,540
Non-current assets:
Property and equipment, net	$15,393	$8,856
Website and software development costs, net	31,520	28,949
Right-to-use assets - operating leases, net	19,101	8,806
Intangible assets, net	217,943	115,180
Goodwill	527,886	325,992
Deferred tax assets, net	1,211	619
Other non-current assets	4,687	6,431
Total non-current assets	$817,741	$494,833
Total assets	$1,503,524	$1,111,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,136	$43,665
Accrued expenses	179,087	121,400
Acquisition-related liabilities	149,036	12,727
Deferred revenue	35,398	10,348
Other current liabilities	25,824	11,197
Total current liabilities	$429,481	$199,337
Non-current liabilities:
Long-term borrowings	$197,083	$196,288
Acquisition-related liabilities	39,447	29,137
Deferred tax liabilities, net	17,268	—
Other non-current liabilities	15,656	9,810
Total non-current liabilities	$269,454	$235,235
Total liabilities	$698,935	$434,572
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Class A Common Stock $0.001 per share par value, up to 3,750,000,000 shares authorized, 221,182,306 and 213,175,179 shares issued and outstanding as of December 31, 2025 and 2024, respectively	$221	$213
Class B Common Stock $0.001 per share par value, up to 50,000,000 shares authorized, 23,638,426 and 24,095,071 shares issued and outstanding as of December 31, 2025 and 2024, respectively	24	24
Additional paid-in capital	1,863,695	1,706,885
Accumulated deficit	(1,059,817)	(1,028,308)
Accumulated other comprehensive gain / (loss)	466	(2,013)
Total stockholders’ equity	$804,589	$676,801
Total liabilities and stockholders’ equity	$1,503,524	$1,111,373

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except shares and per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenues	$1,304,668	$1,005,754	$728,723
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	513,587	399,552	274,482
General and administrative expenses	233,024	204,595	205,419
Selling and marketing expenses	340,040	314,514	288,441
Research and development expenses	117,173	90,679	73,869
Depreciation and amortization	72,039	56,100	51,149
Acquisition-related expenses	20,281	8,229	203
Restructuring expenses	3,152	—	2,845
Total operating expenses	$1,299,296	$1,073,669	$896,408
Income / (loss) from operations	5,372	(67,915)	(167,685)
Interest expenses, net	371	7,147	10,939
Other expenses / (income)	38,088	(115)	7,820
Total other expenses	$38,459	$7,032	$18,759
Loss before income taxes	(33,087)	(74,947)	(186,444)
Income tax (benefit) / provision	(1,578)	(5,176)	1,037
Net loss	$(31,509)	$(69,771)	$(187,481)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	(2,479)	3	(35)
Total comprehensive loss	$(29,030)	$(69,774)	$(187,446)
Net loss per share
Net loss available to common stockholders	$(31,509)	$(69,771)	$(187,481)
Basic loss per share	$(0.14)	$(0.38)	$(1.20)
Diluted loss per share	$(0.14)	$(0.38)	$(1.20)
Weighted average number of shares used to compute net loss per share
Basic	220,722,814	185,984,107	156,697,308
Diluted	220,722,814	185,984,107	156,697,308

The Company recorded stock-based compensation under respective lines of the above consolidated statements of operations and comprehensive loss:

	Year ended December 31,
	2025	2024	2023
Cost of revenues (excluding depreciation and amortization)	$1,211	$1,503	$2,502
General and administrative expenses	57,492	65,339	88,465
Selling and marketing expenses	84,709	99,577	124,732
Research and development expenses	34,409	28,565	27,182
Total	$177,821	$194,984	$242,881

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

							Accumulated
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Loss) / Gain	Total
Balance as of January 1, 2023	175,266,917	$175	32,099,302	$32	$900,924	$(771,056)	$(2,045)	$128,030
Shares issued in connection with certain agreements	651,369	1	—	—	5,386	—	—	5,387
Restricted stock grants	11,467,755	11	—	—	(11)	—	—	—
Shares issued with connection with employee stock purchase plan	424,654	—	—	—	3,058	—	—	3,058
Shares repurchased	(1,360,153)	—	(325,923)	—	(15,421)	—	—	(15,421)
Restricted stock forfeitures	(1,241,675)	(1)	—	—	1	—	—	—
Class B Common Stock transferred to Class A Common Stock	2,717,890	3	(2,717,890)	(3)	—	—	—	—
Performance stock units vesting	142,500	—	—	—	—	—	—	—
Options exercised	63,500	—	—	—	241	—	—	241
Stock-based compensation	—	—	—	—	246,671	—	—	246,671
Restricted stock units vesting	498,675	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	35	35
Net loss	—	—	—	—	—	(187,481)	—	(187,481)
Balance as of December 31, 2023 (1)	188,631,432	$189	29,055,489	$29	$1,140,849	$(958,537)	$(2,010)	$180,520
Shares issued in connection with a follow-on public offering	10,304,716	10	—	—	228,946	—	—	228,956
Shares issued in connection with certain agreements	5,948,199	6	—	—	173,718	—	—	173,724
Restricted stock grants	1,550,343	2	—	—	(2)	—	—	—
Restricted stock forfeitures	(755,180)	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	348,130	—	—	—	3,406	—	—	3,406
Shares repurchased	(2,307,006)	(2)	—	—	(41,078)	—	—	(41,080)
Class B Common Stock transferred to Class A Common Stock	4,960,418	5	(4,960,418)	(5)	—	—	—	—
Performance stock units vested	3,539,683	3	—	—	(3)	—	—	—
Options exercised	429,989	—	—	—	3,175	—	—	3,175
Stock-based compensation	—	—	—	—	197,874	—	—	197,874
Restricted stock units vested	524,455	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(69,771)	—	(69,771)
Balance as of December 31, 2024 (2)	213,175,179	$213	24,095,071	$24	1,706,885	$(1,028,308)	$(2,013)	$676,801
Shares issued in connection with certain agreements	5,716,934	6	—	—	98,691	—	—	98,697
Purchase price allocation adjustments	—	—	—	—	(9,006)	—	—	(9,006)
Restricted stock grants	282,210	—	—	—	—	—	—	—
Restricted stock forfeitures	(553,226)	(1)	—	—	1	—	—	—
Shares issued in connection with employee stock purchase plan	380,404	1	—	—	4,246	—	—	4,247
Shares repurchased	(7,899,208)	(8)	—	—	(120,086)	—	—	(120,094)
Performance stock units vested	6,737,176	7	—	—	(7)	—	—	—
Options exercised	351,582	—	—	—	2,236	—	—	2,236
Stock-based compensation	—	—	—	—	180,738	—	—	180,738
Class B Common Stock transferred to Class A Common Stock	456,645	—	(456,645)	—	—	—	—	—
Restricted stock units vested	2,534,610	3	—	—	(3)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	2,479	2,479

Net loss	—	—	—	—	—	(31,509)	—	(31,509)
Balance as of December 31, 2025 (3)	221,182,306	$221	23,638,426	$24	1,863,695	$(1,059,817)	$466	$804,589

1. Includes 150,989,571 outstanding shares of Class A Common Stock, 17,886,352 outstanding shares of Class B Common Stock, 37,641,861 unvested shares of Class A restricted stock and 11,169,137 unvested shares of Class B restricted stock.

2. Includes 193,189,610 outstanding shares of Class A Common Stock, 17,776,198 outstanding shares of Class B Common Stock, 19,985,569 unvested shares of Class A restricted stock and 6,318,873 unvested shares of Class B restricted stock.

3. Includes 214,394,747 outstanding shares of Class A Common Stock, 21,296,445 outstanding shares of Class B Common Stock, 6,787,559 unvested shares of Class A restricted stock and 2,341,981 unvested shares of Class B restricted stock.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(31,509)	$(69,771)	$(187,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,039	56,100	51,149
Stock-based compensation	177,821	194,984	242,881
Deferred income taxes	(4,646)	(7,260)	11
Change in fair value of acquisition-related liabilities	36,723	(979)	7,200
Others, net	(3,458)	(7)	2,015
Change in non-cash working capital (net of acquisitions):
Accounts receivable	(77,234)	(41,836)	(64,052)
Prepaid expenses	(6,705)	(6,267)	1,061
Other current assets	5,223	103	243
Other non-current assets	1,040	(2,054)	(1,526)
Deferred revenue	(9,320)	6,256	807
Accounts payable	(8,494)	(28,580)	26,262
Accrued expenses and other current liabilities	42,693	32,581	12,443
Other non-current liabilities	4,729	591	(490)
Net cash provided by operating activities	$198,902	$133,861	$90,523
Cash flows from investing activities:
Capital expenditures	(13,815)	(25,727)	(20,483)
Website and software development costs	(20,093)	(16,040)	(15,487)
Acquisitions and other investments, net of cash acquired	(90,305)	(55,819)	(18,245)
Net cash used for investing activities	$(124,213)	$(97,586)	$(54,215)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(6,333)	(7,032)	(15,508)
Proceeds from credit facilities, net of issuance cost	6,250	209,103	11,250
Issuance under employee stock purchase plan	4,247	3,406	3,058
Exercise of options	2,236	3,175	241
Proceeds from equity capital raise, net of issuance cost	—	228,956	—
Repurchase of shares	(120,967)	(42,185)	(13,443)
Repayments against the credit facilities	(6,250)	(197,500)	(11,250)
Net cash (used for) / provided by financing activities	$(120,817)	$197,923	$(25,652)
Effect of exchange rate changes on cash and cash equivalents	(265)	227	(34)
Net (decrease) / increase in cash and cash equivalents	$(46,393)	$234,425	$10,622
Cash and cash equivalents, beginning of period	366,157	131,732	121,110
Cash and cash equivalents, end of period	$319,764	$366,157	$131,732
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$905	$7,348	$10,481
Cash paid for income taxes, net	$3,062	$1,886	$1,900
Liability established in connection with acquisitions	$158,490	$30,269	$8,189
Capitalized stock-based compensation as website and software development	$2,917	$2,890	$3,790
Shares issued in connection with acquisitions and other agreements	$98,697	$173,724	$5,387
Right-to-use assets established	$16,390	$5,019	$165
Operating lease liabilities established	$16,377	$5,019	$165
Non-cash consideration for website and software development	$1,143	$1,011	$963

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(In thousands, except shares and per share amounts)

NOTE 1. Organization and Background

(a) Nature of Business

Zeta Global Holdings Corp., a Delaware Corporation (“Zeta” or “Zeta Global Holdings”), and Zeta Global Corp., a Delaware Corporation and the operating company (“Zeta Global” individually, or collectively with Zeta Global Holdings Corp. and its consolidated entities, as context dictates, the “Company”) is a marketing technology company that uses proprietary data, AI and software to create a technology platform that enables marketers to acquire, retain and grow customer relationships. The Company’s technology platform powers data-driven marketing programs for enterprises across a wide range of industries and utilizes all digital distribution channels including email, search, social, mobile, display and connected TV. Zeta Global was incorporated and began operations in October 2007.

Note 2. Basis of Presentation and Significant Accounting Policies

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

(c) Net loss per share attributable to common stockholders:

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Refer to “Note 19. Net Loss Per Share Attributable to Common Stockholders” for further discussion.

(d) Revenue recognition:

Revenues arise primarily from the Company’s technology platform via subscription fees, volume-based utilization fees and fees for professional services designed to maximize the customers usage of the technology.

Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Sales and other taxes collected by the Company concurrent with revenue-producing activities are excluded from revenues.

The Company determines revenue recognition through the following steps:

(i)
Identification of the contract, or contracts, with a customer.
(ii)
Identification of the performance obligations in the contract.
(iii)
Determination of the transaction price.
(iv)
Allocation of the transaction price to the performance obligations in the contract.

(v)
Recognition of revenue when, or as, the Company satisfies a performance obligation.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $12,924 and $11,101 as of December 31, 2025 and 2024, respectively, and are included in the accounts receivables, net, in the consolidated balance sheets.

Contract liabilities consist of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. During the years ended December 31, 2025 and 2024, the Company billed and collected $49,021 (including deferred revenue from the acquisition), and $20,419 in advance, respectively, and recognized $23,971 and $13,372, respectively, as revenues. As of December 31, 2025 and 2024, the deferred revenues were $35,398 and $10,348, respectively.

Practical expedients and exemptions

The Company applies the following optional exemptions:

(a)
does not disclose transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance;
(b)
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

As of December 31, 2025, the Company’s remaining performance obligations for the next twelve months and thereafter were approximately $197,700 and $113,000, respectively.

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

When the Company generates revenue by leveraging its platform’s integration with third parties, it is considered integrated platform revenue.

The following table summarizes disaggregation for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Direct platform revenue	74%	70%	72%
Integrated platform revenue	26%	30%	28%

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

(f) Cash and cash equivalents:

Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains cash balances with banks which at times may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. As of December 31, 2025 and 2024, approximately 7.1% and 1.1% of cash and cash equivalents, respectively, were held in accounts outside the United States and not protected by FDIC insurance.

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

The following table reconciles the changes in the allowance for expected credit losses for the years ended December 31, 2025 and 2024:

Balance as of January 1, 2024	$3,564
Bad debt expense	1,726
Write offs	(999)
Balance as of December 31, 2024	$4,291
Bad debt expense	2,704
Write offs	(3,163)
Balance as of December 31, 2025	$3,832

Accounts receivable includes unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2025 and 2024, the Company had $12,924 and $11,101 of unbilled accounts receivable, respectively.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property and equipment are used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment for assets held and used was recorded for the years ended December 31, 2025 and 2024.

(i) Website and software development costs, net:

The Company capitalizes the cost of internally developed software that has a useful life in excess of one year. These costs consist of the salaries, bonuses, stock-based compensation and other employee benefits costs of employees working on such software development. Capitalization begins during the application development stage, following completion of the preliminary project stage. If a project constitutes an enhancement to previously developed software, it is assessed whether the enhancement creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases, and the Company estimates the useful life of the asset and begins amortization using the straight-line method. The estimated useful life of the Company’s website and software development costs is three years. The Company annually assesses whether triggering events are present to review developed software for impairment. Based on this assessment, there was no event during the year ended December 31, 2025 that required the Company to perform such impairment analysis.

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

The Company purchases and licenses data content from multiple data providers to develop the proprietary databases of information. This data content sometime consists of consumer information like name, address, phone numbers, zip codes, gender, age group, etc. and it may also consist of business information industry, sales volume, physical address, financial information, credit score, etc. License agreement terms vary by vendor. In some instances, the Company retains perpetual rights to this information after the contract ends; in other instances, the information and data are licensed only during the fixed term of the agreement. Additionally, certain data license agreements provide for uneven payment amounts throughout the life of the contract term. The Company capitalizes the intangible assets as the data contents are received from the third parties, as it expects those assets to provide future economic benefit via the generation of Company’s revenue and margins. These intangibles assets are amortized on a straight-line basis over the estimated useful life of the data asset. The Company evaluates data content contracts for potential capitalization at the inception of the arrangement as well as each time periodic payments to third parties are made.

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

The Company reviews the carrying value of its definite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If these future undiscounted cash flows are less than the carrying value of the asset, then the carrying amount of the asset is written down to its fair value, based on the related estimated discounted future cash flows. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the intangible assets are used, and the effects of obsolescence, demand, competition and other economic factors. For the years ended December 31, 2025 and 2024, no such events and circumstances were noticed that would trigger such assessment and therefore no impairment was recorded.

(k) Goodwill:

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but rather tested for impairment at least annually or more often if and when circumstances indicate that goodwill may not be recoverable. The Company performs an annual goodwill impairment test on October 1 of every year at a reporting unit level based on the financial statements as of September 30. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. As of December 31, 2025, the Company has four reporting units.

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

For the years ended December 31, 2025 and 2024 annual goodwill impairment test, the Company elected to bypass the qualitative assessment for its four reporting units and proceeded directly to the quantitative impairment test using a discounted cash flow method to estimate the fair value of the reporting units. As a result of this assessment, it was concluded that there was no impairment loss because the fair value of the reporting units significantly exceeded their respective carrying value as of each of the dates. Specifically, for the year ended December 31, 2025, the difference between the fair value and the book value of the reporting units was in the range of $71,305 - $2,659,013.

(l) Income taxes:

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the Consolidated Statements of Operations and Comprehensive Loss in the period that includes the enactment date. A valuation allowance is established when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income taxes are more fully discussed in “Note 17. Income Taxes”.

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

The Company’s policy is to account for income taxes for global intangible low taxed income (“GILTI”), as a period cost when incurred.

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

The assets and liabilities of the subsidiaries for which the functional currency is other than the USD are translated into USD, the reporting currency, at the rate of exchange prevailing on the balance sheet date. Revenues and expenses are translated into USD at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Share capital and other equity items are translated at exchange rates that prevailed on the date of inception of the transaction. Resulting translation adjustments are included in “Accumulated other comprehensive gain / (loss)” in the consolidated balance sheets.

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

See “Note 16. Fair Value Disclosures” for additional information regarding fair value.

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

When the Company enters into transactions, that include certain features that qualify to be embedded derivatives in accordance with ASC 815, applicable GAAP requires the Company to bifurcate such features from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. As of December 31, 2025 and 2024, there were no outstanding warrants and derivatives for the Company.

(p) Stock-based compensation and other stock-based payments:

The measurement of stock-based compensation for all stock-based payment awards, including restricted stock, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and stock options granted to the employees, consultants or advisors and non-employee directors, as well as shares purchased under the Company’s 2021 Employee Stock Purchase Plan (“2021 ESPP”), is based on the estimated fair value of the awards on the date of grant or date of modification of such grants. The Company accounts for the modification to already issued awards as per guidance in ASC 718-20-35-3 (Refer to “Note 13. Stock-Based Compensation”).

The Company accounts for all stock-based payment awards using a fair value-based method. The fair value of the stock options granted to employees and the shares purchased under the 2021 ESPP is estimated on the date of the grant using the Black-Scholes-Merton pricing model, and the related stock-based compensation is recognized over the vesting term of the option. The fair value of the restricted shares granted prior to the Company’s initial public offering (the “IPO”) was determined using the Monte-Carlo simulation method and for the restricted shares granted post-IPO is based on the Company’s closing stock price as of the day prior to the date of the grants.

The Company accounts for its PSU awards that are subject to market conditions based on the fair value determined using the Monte Carlo simulation method, by a third-party valuation firm engaged by the Company. The Company accounts for PSU awards that are not subject to market conditions based on the Company’s closing stock price as of the day prior to the date of grant. The Company accounts for the forfeitures, as they occur. The Company uses the graded vesting attribution method to recognize the stock-based compensation related to restricted stock awards, RSUs and stock options and straight-line over the term method for all the other awards.

(q) Segments:

The Company operates as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. Since it operates as one operating segment, all required significant financial segment information can be found in the consolidated financial statements. There are no other significant segment expenses that would require disclosure. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The CODM uses net income / (loss) and Adjusted EBITDA to allocate resources. Adjusted EBITDA is defined as the Company’s net income / (loss) from operations adjusted for stock-based compensation, interest expenses, net, income taxes, depreciation and amortization, acquisition-related expenses, restructuring expenses, other expenses / (income) and certain non-recurring expenses. The CODM uses net income / (loss) for budget-to-actual variances on a quarterly basis when making decisions about allocating capital and personnel resources of the Company.

Revenues and long-lived assets by geographic region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographic region consisted of the following:

	Year ended December 31,
	2025	2024	2023
US	$1,246,502	$974,946	$700,060
International	58,166	30,808	28,663
Total revenues	$1,304,668	$1,005,754	$728,723

Total long-lived assets (including right-to-use assets) by geographic region consisted of the following:

	Year ended December 31,
	2025	2024
US	$22,882	$13,914
International	11,612	3,748
Total long-lived assets	$34,494	$17,662

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

Right-to-use assets and lease liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheets.

As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Right-to-use assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense is a combination of interest on lease liability and amortization of Right-to-use assets. Operating lease expenses are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Refer to “Note 15. Leases” for additional information.

New accounting pronouncements

Recently adopted:

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity can apply the amendments in ASU 2023-09 prospectively or retrospectively to all annual periods beginning after December 15, 2024. The guidance was adopted by the Company prospectively for the year ended December 31, 2025, and the Company, accordingly, made the required changes in its income tax related disclosure (Refer to “Note 17. Income Taxes”). The adoption of ASU 2023-09 did not have any material impact on the Company’s audited consolidated financial statements.

Not yet adopted:

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”), ASU 2025-12 represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-12 guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the existing standard to remove all references to “software development stages.” Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 guidance on its consolidated financial statements and related disclosures.

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

NOTE 3. Property and Equipment, Net

The details of property and equipment, net and related accumulated depreciation, are set forth below:

	As of December 31, 2025	As of December 31, 2024
Computer equipment and purchased software	$39,218	$30,429
Office equipment and furniture	1,747	1,439
Leasehold improvements	4,880	2,704
Property and equipment, gross	$45,845	$34,572
Less: Accumulated depreciation	(30,452)	(25,716)
Property and equipment, net	$15,393	$8,856

Depreciation expense for the years ended December 31, 2025 and 2024 was $4,909 and $4,193, respectively.

During the years ended December 31, 2025 and 2024, the gross amount of certain fully depreciated property and equipment, no longer in use, was off-set with an equal amount of accumulated depreciation of $173 and $157, respectively.

NOTE 4. Website and Software Development Costs, Net

The details of website and software development costs, net and the related accumulated amortization are set forth below:

	As of December 31, 2025	As of December 31, 2024
Website and software development costs	$157,185	$134,044
Less: Accumulated amortization	(125,665)	(105,095)
Website and software development costs, net	$31,520	$28,949

Website and software development costs capitalized during the years ended December 31, 2025 and 2024 were $23,141 and $19,113, respectively. Amortization expense for website and software development costs for the years ended December 31, 2025 and 2024 was $20,570 and $22,288, respectively.

During the years ended December 31, 2025 and 2024, there were no write-offs of fully amortized website and software development costs.

NOTE 5. Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	As of December 31, 2025			As of December 31, 2024
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$66,425	$(51,824)	$14,601	$61,342	$(36,682)	$24,660
Tradenames	27,280	(5,125)	22,155	14,940	(3,063)	11,877
Completed technologies	123,232	(48,759)	74,473	71,112	(32,437)	38,675
Customer relationships	183,993	(77,279)	106,714	104,213	(64,245)	39,968
Intangible assets, net	$400,930	$(182,987)	$217,943	$251,607	$(136,427)	$115,180

Amortization expense of intangible assets for the years ended December 31, 2025 and 2024 was $46,560 and $29,619, respectively.

Weighted average useful life of the unamortized intangible assets as of December 31, 2025 was 4.84 years. As of December 31, 2025, based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
2026	$61,079
2027	50,263
2028	34,744
2029	26,335
2030	22,496
2031 and thereafter	23,026
Total	$217,943

NOTE 6. Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2024	$140,905
Acquisition of LiveIntent	185,091
Foreign currency translation	(4)
Balance as of December 31, 2024	$325,992
Purchase price allocation adjustments	(8,635)
Acquisition of Marigold’s Enterprise Business	207,909
Foreign currency translation	2,620
Balance as of December 31, 2025	$527,886

Based on the annual quantitative assessment performed by the Company, the fair value of each reporting unit is significantly higher than the respective carrying value, as such there was no impairment loss.

NOTE 7. Acquisitions

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the consolidated balance sheets as of December 31, 2025 and 2024.

(a) Marigold’s Enterprise Business

On September 27, 2025, the Company entered into a Purchase Agreement with Marigold Group, Inc. (“MGI”), Campaign Monitor Europe UK Ltd. (“CMEUK”), and Selligent Holdings Limited (“Selligent Holdings” together with MGI and CMEUK, the “Sellers”) to acquire the Sellers’ enterprise business (“Marigold’s Enterprise Business”). The Company closed this acquisition on November 24, 2025 (the “Closing”). The Company concluded that the transaction represents an acquisition of a business under ASC 805, Business Combinations. The fair value of the aggregate purchase consideration for the Marigold’s Enterprise Business acquisition was $302,797, including $13,394 paid for cash acquired as part of this acquisition. The Company paid $89,101 (net of cash acquired) and, issued 5,329,070 shares of Class A Common Stock with the remaining consideration as seller notes (the “Seller Notes”) that are payable on the first business day following the three-month anniversary of the Closing. The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $79,780 as customer relationships intangibles, $52,120 as completed technologies, $12,340 as tradenames, $207,909 as goodwill, and $49,352 as other net liabilities associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 6.02 years.

Prior to the acquisition, Marigold’s Enterprise Business was a global marketing software business. The principal activities of Marigold’s Enterprise Business consisted of loyalty services, development and provision of marketing technologies, including email marketing software to marketers and agencies both domestically and overseas. Marigold’s Enterprise Business primarily focuses on enterprise customers with sophisticated, large-scale and complex requirements. The Company incurred $20,281 as acquisition-related expenses related to this acquisition during the year ended December 31, 2025.

Goodwill acquired by the Company in its Marigold’s Enterprise Business acquisition is not deductible for tax purposes.

Pro Forma Information — The unaudited pro forma consolidated revenues of the Company for the years ended December 31, 2025 and 2024 were approximately $1,515,815 and $1,248,595, respectively, and the unaudited pro forma consolidated net loss were approximately $2,400 and $72,110, respectively, as if the business combination had taken place on January 1, 2024.

(b) LiveIntent, Inc.

On October 7, 2024, the Company entered into a stock purchase agreement with the seller of LiveIntent, Inc. (“LiveIntent”) to purchase all of its issued and outstanding shares of common stock. The Company closed this acquisition on October 21, 2024. The Company concluded that the transaction represents an acquisition of a business under ASC 805, Business Combinations. The fair value of the aggregate purchase consideration for the LiveIntent acquisition was $276,976, including $26,983 paid for cash acquired as part of this acquisition, $16,898 as estimated earn-outs based on the achievement of certain operating targets of the acquired business and $14,350 as certain holdbacks. The Company paid $55,819 (net of cash acquired) and issued 5,839,656 shares of Class A Common Stock. During the year ended December 31, 2025, the Company finalized the purchase price allocation for its LiveIntent acquisition. Accordingly, the Company has recognized $29,760 as customer relationships intangibles, $36,180 as completed technologies, $12,220 as tradenames, $176,456 as goodwill, and $22,360 as other net assets associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 4.0 years.

The Company paid $1,205 for certain acquisition-related liabilities during the year ended December 31, 2025.

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

Goodwill acquired by the Company in its LiveIntent acquisition is not deductible for tax purposes.

NOTE 8. Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	eBay CRM	Kinetic	Vital	Apptness	ArcaMax	WhatCounts	LiveIntent	Marigold’s Enterprise Business	Total
Balance as of January 1, 2024	$4,225	$245	$1,000	$5,859	$6,336	$2,629	$—	$—	$20,294
Additions	—	—	—	—	—	—	31,248	—	31,248
Payments made during the year	(4,225)	(140)	(1,000)	—	(3,334)	—	—	—	(8,699)
Change in fair value	—	(105)	—	1,474	281	(2,629)	—	—	(979)
Balance as of December 31, 2024	$—	$—	$—	$7,333	$3,283	$—	$31,248	$—	$41,864
Additions	—	—	—	—	—	—	—	121,767	121,767
Payments made during the year	—	—	—	(7,333)	(3,333)	—	(1,205)	—	(11,871)
Change in fair value	—	—	—	—	50	—	35,310	1,363	36,723
Balance as of December 31, 2025	$—	$—	$—	$—	$—	$—	$65,353	$123,130	$188,483

As of December 31, 2025, the Company revised the forecasted financial performance of the business acquired in its LiveIntent acquisitions compared to the estimates used in the initial purchase price allocation. As such, the Company recorded changes in the fair value, which are included in “Other expenses / (income)” on the consolidated statements of operations and comprehensive loss.

NOTE 9. Accrued Expenses

The details of accrued expenses are set forth below:

	December 31, 2025	December 31, 2024
Accrued expenses	$103,271	$64,345
Payroll related liabilities	70,934	56,072
Others	4,882	983
Accrued expenses	$179,087	$121,400

NOTE 10. Concentration of Credit Risk

One customer accounted for more than 10% of the Company’s total revenues for the year ended December 31, 2025, and no customer accounted for more than 10% of the Company’s total revenues for the year ended December 31, 2024.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of both December 31, 2025 and 2024, there was one customer that represented more than 10% of the Company’s accounts receivables balance. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly makes provisions as warranted.

NOTE 11. Credit Facilities

The Company’s long-term borrowings are as follows:

	December 31, 2025	December 31, 2024
Credit facility	$200,000	$200,000
Less: Unamortized deferred financing cost	(2,917)	(3,712)
Long-term borrowings	$197,083	$196,288

On August 30, 2024, the Company refinanced and replaced its previous senior secured credit facility, dated February 3, 2021, by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550,000 senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200,000 (the “Term Loan”) and (ii) a $350,000 senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, the Company drew down the $200,000 Term Loan and repaid all outstanding obligations in the amount of $185,000 under the previous senior secured credit facility and terminated all commitments thereunder. The Senior Secured Credit Facility is fully secured with a first lien on the Company’s assets. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. Out of the total Senior Secured Credit Facility, $342,500 remains undrawn as of December 31, 2025. In addition, the Company has an outstanding letter of credit amounting to $771 against the available Revolving Facility.

At the Company’s election, loans made under the Credit Agreement will bear interest at (i) Secured Overnight Financing Rate (“SOFR”) plus a margin of between 1.875% and 2.625% per annum depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement), plus an adjustment of 0.10% per annum or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.875% and 1.625% per annum depending on the Company’s Consolidated Net Leverage Ratio. Interest shall be payable at the end of the selected interest period. The effective interest rate of the facility was 6.3% and 7.3% for the years ended December 31, 2025 and 2024, respectively.

The Company accounted for the refinancing in accordance with ASC 470, Debt, as a modification of existing debt, and accordingly the debt issuance cost of $3,397 incurred on the Senior Secured Credit Facility along with the $580 of remaining deferred financing costs of the Existing Senior Secured Credit Facility were capitalized and were recognized as a reduction in long-term borrowings in the audited consolidated balance sheets. These deferred financing costs are being amortized over the term of the Senior Secured Credit Facility on a straight-line basis. During the year ended December 31, 2025, the Company borrowed $6,250 against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility. As of December 31, 2025, the outstanding balance of the Term Loan was $192,500 and Revolving Facility was $7,500.

The Senior Secured Credit Facility contains certain financial maintenance covenants including a Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement includes customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, engage in transactions with affiliates and make certain asset dispositions. Additionally, the Company is required to submit periodic financial covenant letters that would include the Company’s current Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio, among others. As of December 31, 2025, the applicable Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio were 3.25 and 1.25, respectively, and the Company was in compliance with these covenants.

The Company determined that the Term Loan is classified as Level 3 and the relevant fair value as of the year ended on December 31, 2025 was $193,852. The fair value as of December 31, 2024 was approximately equal to its carrying value.

As of December 31, 2025, the repayment schedule for the Term Loan and Revolving Facility borrowings was as follows:

Year ended December 31,
2026	$10,000
2027	12,500
2028	20,000
2029	157,500
2030	—
2031 and thereafter	—
Total*	$200,000

*Includes $10,000 repayable against the Term Loan facility within the 12-month period ending December 31, 2026. The Company intends to draw against the available Revolving Facility to pay off Term Loan installments and therefore the total borrowings are included in “Long-term borrowings” on the consolidated balance sheets as of December 31, 2025.

NOTE 12. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of December 31, 2025, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
2026	$50,371
2027	25,619
2028	2,220
2029	2,124
2030	2,318
2031 and thereafter	—
Total	$82,652

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

NOTE 13. Stock-Based Compensation

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

In connection with the IPO, the Company adopted the Zeta Global Holdings Corp. 2021 Incentive Award Plan (the “2021 Plan”), which was effective as of the day prior to the first public trading date of the Company’s Class A Common Stock and under which restricted stock, RSUs and options have been granted to service providers. With certain exceptions, the equity awards granted under the 2021 Plan generally vest over four years, with 25% of the shares vesting upon the first anniversary of the grant date and the remainder of the shares vesting in equal quarterly installments thereafter.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation expense of $177,821, $194,984 and $242,881, respectively.

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

Following is the activity of restricted stock and RSUs granted by the Company:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2024	49,698,329	$10.54
Granted	7,074,690	12.36
Vested	(23,826,174)	10.14
Forfeited	(917,241)	9.83
Non-vested as of December 31, 2024	32,029,604	$11.26
Granted (1)	8,006,222	16.47
Vested (2)	(19,438,496)	10.83
Forfeited (3)	(1,277,033)	12.79
Non-vested as of December 31, 2025 (4)	19,320,297	$13.75

(1)
During the year ended December 31, 2025, the Company granted 282,210 shares of restricted stock and 7,724,012 RSUs to its employees, advisors and non-employee directors.
(2)
During the year ended December 31, 2025, 16,903,886 shares of restricted stock and 2,534,610 RSUs vested.
(3)
During the year ended December 31, 2025, 553,226 shares of restricted stock and 723,807 RSUs were forfeited.
(4)
Includes 6,787,559 unvested shares of Class A restricted stock, 2,341,981 unvested shares of Class B restricted stock and 10,190,757 unvested RSUs, each as of December 31, 2025.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2024	2,619,937	$8.49	4.97	$0.57
Granted	1,832,802	10.81
Exercised	(429,989)	7.38
Forfeited	(208,735)	9.10
Outstanding options as of December 31, 2024	3,814,015	$9.70	8.35	$8.45
Granted	12,805,814	13.98
Exercised	(406,852)	8.15
Forfeited	(579,231)	11.85
Outstanding options as of December 31, 2025	15,633,746	$13.17	9.18	$4.04

As of December 31, 2025, the Company had 1,617,159 outstanding exercisable options with a weighted-average exercise price of $9.30.

The Company granted 12,805,814 options during the year ended December 31, 2025. The Company determined the estimated weighted-average fair value of the options using the Black-Scholes-Merton method as $7.94. The following assumptions were used by the Company for the options valuation:

As of December 31, 2025
Dividend yield	0.0%
Volatility	55.0% - 60.1%
Expected Term (years)	6.1 - 6.2
Risk free rate of interest	3.9% - 4.2%

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

Following is the summary of PSUs subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2024	4,755,675	$15.34
Granted	2,989,850	17.83
Performance Adjustment	5,748,142	16.07
Vested	(3,539,683)	15.97
Forfeited	(40,810)	20.66
Outstanding PSUs as of December 31, 2024	9,913,174	$16.27
Granted	—	—
Performance Adjustment	2,694,032	17.83
Vested and Issued	(6,737,176)	17.10
Forfeited	(213,571)	16.20
Outstanding PSUs as of December 31, 2025	5,656,459	$16.02

The number of shares to be issued upon achievement of the applicable performance condition and satisfaction of the vesting schedule are specified in the applicable PSU award agreements. In the table above, the number of “granted” PSUs are presented at 100% of the specified target shares. Of the total PSUs subject to market conditions granted by the Company, the Company determined that 16,317,251 PSUs were earned through December 31, 2025, of which 5,656,459 earned PSUs remained unissued. The performance adjustment shown in the table above reflects the incremental PSUs that were earned in excess of target (100%).

As of December 31, 2025, the Company has outstanding 849,183 PSUs granted to certain employees that are not subject to market conditions. Upon achievement of certain operating targets, these PSUs could result in the issuance of 849,183 shares of Class A Common Stock.

2021 Employee Stock Purchase Plan

The Company maintains the 2021 ESPP. The 2021 ESPP permits participants to purchase the Company’s Class A Common Stock through contributions up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is capped at 10,000. In addition, no employee will be permitted to accrue the right to purchase shares under the Section 423 component at a rate in excess of $25 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of the Company’s Class A Common Stock as of the first day of the offering period).

The 2021 ESPP has consecutive offering periods of approximately six months in length commencing each year on December 1 and June 1 and ending on each May 31 and November 30, as applicable. The Company determined the estimated fair value of the shares purchased under the 2021 ESPP using the Black-Scholes-Merton method.

During the year ended December 31, 2025, the Company issued 170,483 shares of Class A Common Stock related to the 2021 ESPP offering that ended on May 31, 2025 and 209,921 shares of Class A Common Stock related to the 2021 ESPP offering that ended on November 30, 2025.

The fair value of shares for the offering that commenced on December 1, 2025 was estimated at $5.65 per share, using the following assumptions, and this offering that will end on May 31, 2026 is expected to result in the issuance of approximately 171,071 shares of Class A Common Stock.

As of December 31, 2025
Dividend yield	0.0%
Risk free interest rate	3.8%
Volatility	57.0%

Unrecognized stock-based compensation

The Company has $254,362 of unrecognized compensation expense related to its 19,320,297 shares of unvested restricted stock and RSUs, 13,182,552 PSUs subject to market conditions, 14,016,587 options, 849,183 additional PSUs that are not subject to market conditions and approximately 171,071 shares of Class A Common Stock to be issued under the 2021 ESPP offering that will end on May 31, 2026. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.05 years.

NOTE 14. Stockholders’ Equity

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

During the year ended December 31, 2025, the Company repurchased 7,899,208 shares of Class A Common Stock for a value of $120,094. The Company had an unsettled amount of $873 related to repurchases during the year ended December 31, 2024, which was subsequently paid by the Company during the year ended December 31, 2025. As of December 31, 2025, $163,981 remained available for purchase under this discretionary plan.

Conversion of Class B Common Stock to Class A Common Stock

During the year ended December 31, 2025, 456,645 shares of Class B Common Stock were converted into shares of Class A Common Stock upon transfer pursuant to the terms of our amended and restated certificate of incorporation.

Issuance of Class A Common Stock

On November 24, 2025, the Company completed its acquisition of Marigold’s Enterprise Business and issued 5,329,070 shares of Class A Common Stock at $17.27, for an aggregate value of $92,033 as part of the purchase consideration agreed under the Purchase Agreement.

During the year ended December 31, 2025, the Company issued 197,028 shares of Class A Common Stock valued at $3,667 for the earn-out payment related to its Apptness acquisition, 50,736 shares of Class A Common Stock valued at $667 for the earn-out payment related to its ArcaMax acquisition and 140,100 shares of Class A Common Stock valued at $2,330 in connection with certain contractual agreements.

NOTE 15. Leases

The Company maintains leased offices and data center space in the United States of America, India, Denmark, Netherlands, Czech Republic, France and Germany.

The balance for right-to-use assets and lease liabilities are as follows:

Operating Leases	As of December 31, 2025	As of December 31, 2024
Right-to-use assets - operating leases, net	$19,101	$8,806
Current portion of long-term operating lease liabilities*	$8,944	$3,631
Long-term operating lease liabilities*	$11,715	$7,139

* Current portion of long-term operating lease liabilities and long-term operating lease liabilities are included in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.

Supplemental information related to operating leases is as follows:

Particulars	For the year ended December 31, 2025
Total operating lease cost	$7,413
Other short-term lease cost	$863
Cash paid for amounts included in the measurement of lease liabilities	$7,807
Right-to-use assets obtained in exchange for new operating lease liabilities	$16,390
Weighted-average remaining lease term (years) — operating leases	2.62
Weighted-average discount rate — operating leases	6.5%

Minimum lease obligations - future minimum payments under all operating leases as of December 31, 2025 are as follows:

2026	$9,966
2027	7,135
2028	3,529
2029	1,396
2030	417
2031 and thereafter	—
Total undiscounted lease commitments	$22,443
Less: Imputed interest	(1,784)
Total discounted operating lease liabilities	$20,659

NOTE 16. Fair Value Disclosures

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$275,401	$—	$—	$275,401
Total assets measured at fair value	$275,401	$—	$—	$275,401
Liabilities
Acquisition-related liabilities	$—	$—	$188,483	$188,483
Total liabilities measured at fair value	$—	$—	$188,483	$188,483

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$352,230	$—	$—	$352,230
Total assets measured at fair value	$352,230	$—	$—	$352,230
Liabilities
Acquisition-related liabilities	$—	$—	$41,864	$41,864
Total liabilities measured at fair value	$—	$—	$41,864	$41,864

* Includes cash invested by the Company in money market accounts with certain financial institutions.

The fair value of the acquisition-related liabilities was estimated using the Monte-Carlo simulation model and was classified as a Level 3 financial instrument. The significant assumptions used in the model are the forecasted financial performance of the acquired businesses in future periods.

There were no transfers of financial instruments into or out of Level 3 during the years ended December 31, 2025 and 2024.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2025 and 2024:

Acquisition- related liabilities
Balance as of January 1, 2024	$20,294
Additions	31,248
Payments made during the year	(8,699)
Change in fair value	(979)
Balance as of December 31, 2024	$41,864
Additions	121,767
Payments made during the year	(11,871)
Change in fair value	36,723
Balance as of December 31, 2025	$188,483

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

NOTE 17. Income Taxes

The components of loss before income taxes is as follows:

	Year ended December 31,
	2025	2024	2023
Domestic operations	$(34,774)	$(77,871)	$(187,763)
Foreign operations	1,687	2,924	1,319
Loss before income taxes	$(33,087)	$(74,947)	$(186,444)

Current and deferred income taxes / (benefits) on loss from continuing operations are as follows:

	Year ended December 31,
	2025	2024
Current:
Federal	$—	$—
State and local	253	543
Foreign	2,767	1,778
Total current income taxes	$3,020	$2,321
Deferred:
Federal	$(2,502)	$(5,410)
State and local	(738)	(1,968)
Foreign	(1,358)	(119)
Total deferred income benefits	$(4,598)	$(7,497)
Income tax benefit	$(1,578)	$(5,176)

The difference between the federal statutory rate of 21% and the Company’s effective tax rate after the adoption of ASU 2023-09 is summarized as follows:

	December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$(6,949)	21.0%
State and local income taxes, net of federal income tax effect (1)	(363)	1.1%
Foreign tax effects
United Kingdom	419	(1.3)%
Other foreign jurisdictions	710	(2.2)%
Research and development credits	(2,234)	6.8%
Change in valuation allowance	(23,159)	70.0%
Nontaxable or Nondeductible Items
Non-deductible officer’s compensation	31,859	(96.3)%
Stock-based compensation	(12,717)	38.4%
Contingent consideration remeasurement	7,712	(23.3)%
Non-deductible transaction cost	2,000	(6.0)%
Meals and entertainment cost	1,100	(3.3)%
Other	144	(0.4)%
Changes in unrecognized tax benefits (2)	(100)	0.3%
Effective tax rate	$(1,578)	4.8%

(1)
State taxes in California, New York and New York City made up the majority (greater than 50%) of the tax effect in this category.
(2)
Changes in unrecognized tax benefits on aggregated basis for all jurisdictions.

The difference between the federal statutory rate of 21% and the Company’s effective tax rate before the adoption of ASU 2023-09 is summarized as follows:

December 31, 2024
U.S. federal statutory rate	21.0%
State income taxes	20.7%
Other permanent differences	(1.2)%
Non-deductible transaction cost	(1.3)%
Stock-based compensation	70.2%
Non-deductible officer’s compensation	(37.2)%
Research and development credit	1.3%
Change in valuation allowance	(68.7)%
Change in state tax rates	3.0%
Others	(0.9)%
Effective tax rate	6.9%

Significant components of the Company’s net deferred tax (liabilities) / assets are as follows:

	Year ended December 31,
	2025	2024
Deferred tax assets:
Accounts receivable reserve	$1,392	$1,178
Accrued payroll	11,039	8,201
Net operating loss carry forward	159,024	113,454
Stock-based compensation	27,168	16,218
Interest limitation carry forward	5,654	8,192
Tax credit	11,738	6,731
Research and development costs	44,311	44,519
Accrued expenses and others	7,878	3,393
Total deferred tax assets	$268,204	$201,886
Less: Valuation allowance	(237,376)	(181,480)
Deferred tax assets, net of valuation allowance	$30,828	$20,406
Deferred tax liabilities:
Fixed assets	$(5,716)	$(4,661)
Right-to-use assets	(3,522)	(2,055)
Intangible assets	(26,614)	(2,234)
Deferred state income tax and others	(11,033)	(10,837)
Total deferred tax liabilities	$(46,885)	$(19,787)
Net deferred tax (liabilities) / assets	$(16,057)	$619

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such an assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is dependent on the Company’s generation of sufficient taxable income within the available net operating loss carry back and/or carryforward periods to utilize the deductible temporary differences.

A significant piece of objective negative evidence was the cumulative loss incurred in the U.S., United Kingdom, and other foreign jurisdictions over the three-year period ended December 31, 2025. Such objective evidence limits the Company’s ability to consider other subject evidence, such as the Company projections for future growth. On the basis of this evaluation, the Company continued to conclude that its U.S., United Kingdom and other foreign deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future growth. During 2025, the Company’s valuation allowance increased by $55,896, primarily due to valuation allowances recorded with the acquisition of the Marigold’s Enterprise Business.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $273,444 of which $75,361 are subject to an annual limitation pursuant to IRC Section 382. Approximately, $103,081 of U.S. federal net operating loss carryforwards expire in varying amounts during 2028 to 2037, if not utilized. These net operating losses are available to offset 100% of future taxable income. The remaining $170,363 of U.S. federal net operating loss may be carried forward indefinitely but are only available to offset 80% of future taxable income. In addition, the Company had state net operating losses in various state tax jurisdictions of $24,368 (tax effected) which will expire in varying amounts during 2027 through 2045, if not utilized.

As of December 31, 2025, the Company had United Kingdom net operating loss carryforwards of approximately $273,143, primarily acquired in connection with the acquisition of the Marigold’s Enterprise Business, which may be carried forward indefinitely subject to various limitations under United Kingdom tax law.

As of December 31, 2025, the Company had U.S. federal research tax credit carryforwards of $8,643, of which $1,774 are subject to an annual limitation under IRC Section 383. These credits expire in varying amounts from 2035 to 2045, if not utilized. The Company also had state research tax credit carryforwards of $3,095 (tax effected) as of December 31, 2025, of which $2,901 may be carried forward indefinitely. The remaining $194 will expire in varying amounts from 2029 to 2040 if not utilized.

The Company plans to continue to reinvest foreign earnings indefinitely outside the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue applicable withholding taxes. However, the determination of the amount of the deferred tax liability is not practicable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance as of January 1, 2024	$—
Increase in tax positions for current / prior periods	675
Balance as of December 31, 2024	$675
Increase in tax positions for current / prior periods	970
Balance as of December 31, 2025	$1,645

As of December 31, 2025 and 2024, the accrued amount of interest and penalties were $192 and $173, respectively. The Company’s accounting policy is to record both accrued interest and penalties related to income tax matters in the income tax provision in the accompanying consolidated statements of operations and comprehensive loss.

Cash taxes paid in accordance with the adoption of ASU 2023-09 were as follows:

Year ended December 31, 2025
Federal	$—
State and local	964
Foreign	2,098
Total	$3,062

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

Year ended December 31, 2025
State and local
New York (1)	$361
New York City (1)	218
Texas	256

Foreign
India	$1,373
Germany	292
Czech Republic	235

(1)
The New York State and New York City cash taxes paid are related to capital taxes and are not included in the Company’s income tax provision but are disclosed as part of the Company’s income taxes paid on the consolidated statements of cash flows.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations. The earliest years’ tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year
U.S.	2022
Belgium	2022
France	2022
India	2023
United Kingdom	2022

NOTE 18. 401(k) Defined Contribution Plan

The Company maintains a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. During the years ended December 31, 2025 and 2024, the Company accrued employees’ eligible contributions according to the 401(k)-plan document which aggregated to $2,678 and $2,248, respectively. The amount of contributions related to the year ended December 31, 2025 was fully paid during 2026.

NOTE 19. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, RSUs and PSUs as of December 31, 2025 and 2024 of 24,976,756 and 42,792,051, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Year ended December 31,
	2025	2024	2023
Numerator:
Numerator for Basic and Diluted loss per share – loss available to common stockholders	$(31,509)	$(69,771)	$(187,481)
Denominator:
Class A Common Stock	201,565,939	168,277,091	140,593,656
Class B Common Stock	19,156,875	17,707,016	16,103,652
Denominator for Basic and Diluted loss per share – weighted-average common stock	220,722,814	185,984,107	156,697,308
Basic and Diluted loss per share	$(0.14)	$(0.38)	$(1.20)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Year ended December 31,
	2025	2024	2023
Options	2,317,812	3,663,812	2,065,316
Restricted Stock and RSUs	14,252,881	42,361,451	56,915,993
PSUs	1,679,898	7,504,227	4,370,543

NOTE 20. Other Expenses / (Income)

The components of other expenses / (income) are detailed as follows:

	Year ended December 31,
	2025	2024	2023
Change in the fair value of acquisition-related liabilities	$36,723	$(979)	$7,200
Foreign currency translation loss	357	864	620
Others	1,008	—	—
Total other expenses / (income)	$38,088	$(115)	$7,820

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our assessment of, and conclusion regarding, the effectiveness of internal control over financial reporting did not include the acquisition of Marigold’s Enterprise Business, which was acquired on November 24, 2025. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Post-acquisition results of Marigold’s Enterprise Business included in our consolidated financial statements represents 24.5% and 28.7% of net and total assets, respectively, and 1.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025.

Attestation Report on Internal Control over Financial Reporting

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 9A of this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Zeta Global Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Zeta Global Holdings Corp. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the entities within Marigold’s Enterprise Business which were acquired on November 24, 2025, and whose financial statements constitute 24.5% and 28.7% of net and total assets, respectively and 1.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at the entities within Marigold’s Enterprise Business.

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

February 25, 2026

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information with respect to our board of directors and executive officers is presented as of February 25, 2026:

Name	Age	Position at Zeta	Principal Employment
David Steinberg	56	Chief Executive Officer and Chairman of the Board	Chief Executive Officer of Zeta
Christopher Greiner	50	Chief Financial Officer	Chief Financial Officer of Zeta
Steven Gerber	55	President	President of Zeta
Satish Ravella	52	Chief Accounting Officer	Chief Accounting Officer of Zeta
Jené Elzie	52	Director	Chief Marketing Officer of Dunes Point Capital, a private equity firm
Imran Khan	48	Director	Chief Investment Officer of Proem Asset Management, an investment firm
William Landman	73	Director	Co-founder and Managing Principal of MainLine Investment Partners, LLC, an investment firm
Robert Niehaus	70	Director	Founder and Co-Managing Partner of GCP Capital Partners LLC, an investment firm
William Royan	58	Director	Founding Partner of Markets Infrastructure Partners, a specialist alternative asset manager
Jeanine Silberblatt	48	Director	Managing Partner of JBS Advisory, a consulting firm

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

The other information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

4.1	Specimen Stock Certificate evidencing the shares of Class A Common Stock.	S-1/A	333-255499	4.1	5/7/2021

4.2	Amended and Restated Registration Rights Agreement, dated May 8, 2017, by and among, Zeta Global Holdings Corp. and the Investors party thereto	S-1/A	333-255499	4.2	5/7/2021

4.3	Description of Registrant’s Securities	10-K	001-40464	4.3	2/25/2022

10.1	Form of Indemnification Agreement by and between the Registrant and Each of its Directors and Executive Officers.	S-1/A	333-255499	10.2	5/7/2021

10.2#	Zeta Global Holdings Corp. 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.3	5/7/2021

10.3#	Form of restricted stock agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.4	5/7/2021

10.4#	Form of option agreement under 2008 Stock Option/Stock Issuance Plan	S-1/A	333-255499	10.5	5/7/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.5#	Zeta Global Holdings Corp. 2017 Equity Incentive Plan	S-1/A	333-255499	10.6	5/7/2021

10.6#	Form of restricted stock agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.7	5/7/2021

10.7#	Form of restricted stock unit agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.8	5/7/2021

10.8#	Form of stock option agreement under 2017 Equity Incentive Plan	S-1/A	333-255499	10.9	5/7/2021

10.9#	Zeta Global Holdings Corp. 2021 Incentive Award Plan	S-1/A	333-255499	10.10	5/7/2021

10.10#	Form of restricted stock agreement under 2021 Incentive Award Plan.	S-1/A	333-255499	10.11	5/7/2021

10.11#	Form of restricted stock unit agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.12	5/7/2021

10.12#	Form of stock option agreement under 2021 Incentive Award Plan	S-1/A	333-255499	10.13	5/7/2021

10.13#	Zeta Global Holdings Corp. 2021 Employee Stock Purchase Plan	S-1/A	333-255499	10.14	5/7/2021

10.14#	Form of amendment to restricted stock agreement under 2008 Stock Option/Stock Issuance Plan and 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.15	5/7/2021

10.15#	Form of amendment to restricted stock unit agreement under 2017 Equity Incentive Plan for participants eligible to participate in Buy-Back Program	S-1/A	333-255499	10.16	5/7/2021

10.16#	Form of Employment Agreement by and between Zeta Global Holdings Corp. and David A. Steinberg	S-1/A	333-255499	10.17	5/7/2021

10.17	Form of Exchange Agreement	S-1/A	333-255499	10.18	5/7/2021

10.18#	Form of Employment Agreement by and between Zeta Global Corp. and Steven Gerber	S-1/A	333-255499	10.19	5/7/2021

10.19#	Form of Employment Agreement by and between Zeta Global Corp. and Chris Greiner	S-1/A	333-255499	10.20	5/7/2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.20#	Non-Employee Director Compensation Program					X

10.21#	Form of performance stock unit agreement under 2021 Incentive Award Plan	10-K	001-40464	10.21	2/25/2022

10.22	Credit Agreement among Zeta Global Corp., Zeta Global Holdings Corp., Certain Subsidiaries, the lenders party thereto, Bank of America, and BofA Securities, Inc.	8-K	001-40464	10.1	9/3/2024

19.1	Insider Trading Compliance Policy	10-K	001-40464	19.1	2/26/2025

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

97.1	Zeta Global Holdings Corp. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40464	97.1	2/28/2024

101.INS	XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ZETA GLOBAL HOLDINGS CORP.

Date: February 25, 2026	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David Steinberg	Chief Executive Officer, Director	February 25, 2026
David Steinberg	(Principal Executive Officer)

/s/ Christopher Greiner	Chief Financial Officer	February 25, 2026
Christopher Greiner	(Principal Financial Officer)

/s/ Satish Ravella	EVP, Chief Accounting Officer	February 25, 2026
Satish Ravella	(Principal Accounting Officer)

/s/ Jené Elzie	Director	February 25, 2026
Jené Elzie

/s/ Imran Khan	Director	February 25, 2026
Imran Khan

/s/ William Landman	Director	February 25, 2026
William Landman

/s/ Robert Niehaus	Director	February 25, 2026
Robert Niehaus

/s/ William Royan	Director	February 25, 2026
William Royan

/s/ Jeanine Silberblatt	Director	February 25, 2026
Jeanine Silberblatt