Form 10-Q
period 2026-03-31
Zeta Global Holdings Corp.
filed 2026-05-01
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

The total number of shares of the registrant’s common stock outstanding as of April 24, 2026 was 249,257,621, comprised of 225,619,195 shares of Class A Common Stock and 23,638,426 shares of Class B Common Stock.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negative of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our business, results of operations and financial condition and could cause actual results to differ materially from those expressed in the forward-looking statements. The following important factors, along with the factors discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”), may materially affect such forward-looking statements:

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

Our Website and Availability of SEC Reports and Other Information

The Company maintains a website at the following address: https://zetaglobal.com. The information on the Company’s website is not incorporated by reference in, or otherwise to be regarded as part of this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares and par values)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$288,779	$319,764
Accounts receivable, net of allowance of $4,119 and $3,832 as of March 31, 2026 and December 31, 2025, respectively	321,660	322,391
Prepaid expenses	32,257	28,970
Other current assets	6,616	14,658
Total current assets	$649,312	$685,783
Non-current assets:
Property and equipment, net	$14,667	$15,393
Website and software development costs, net	32,977	31,520
Right-to-use assets - operating leases, net	19,964	19,101
Intangible assets, net	202,855	217,943
Goodwill	522,007	527,886
Deferred tax assets, net	1,237	1,211
Other non-current assets	4,178	4,687
Total non-current assets	$797,885	$817,741
Total assets	$1,447,197	$1,503,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,158	$40,136
Accrued expenses	173,033	179,087
Acquisition-related liabilities	47,875	149,036
Deferred revenue	37,430	35,398
Other current liabilities	23,714	25,824
Total current liabilities	$314,210	$429,481
Non-current liabilities:
Long-term borrowings	$197,282	$197,083
Acquisition-related liabilities	22,301	39,447
Deferred tax liabilities, net	17,784	17,268
Other non-current liabilities	15,295	15,656
Total non-current liabilities	$252,662	$269,454
Total liabilities	$566,872	$698,935
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A Common Stock $0.001 par value, up to 3,750,000,000 shares authorized, 225,064,960 and 221,182,306 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$225	$221
Class B Common Stock $0.001 par value, up to 50,000,000 shares authorized, 23,638,426 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	24	24
Additional paid-in capital	1,958,549	1,863,695
Accumulated deficit	(1,073,064)	(1,059,817)
Accumulated other comprehensive (loss) / gain	(5,409)	466
Total stockholders’ equity	$880,325	$804,589
Total liabilities and stockholders’ equity	$1,447,197	$1,503,524

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except shares and per share amounts)

	Three months ended March 31,
	2026	2025
Revenues	$396,304	$264,419
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	162,446	103,488
General and administrative expenses	73,397	54,037
Selling and marketing expenses	102,403	75,369
Research and development expenses	44,950	26,799
Depreciation and amortization	23,529	17,687
Acquisition-related expenses	1,666	—
Restructuring expenses	6,752	3,152
Total operating expenses	$415,143	$280,532
Loss from operations	(18,839)	(16,113)
Interest expenses, net	761	331
Other (income) / expenses	(3,776)	3,512
Total other (income) / expenses	$(3,015)	$3,843
Loss before income taxes	(15,824)	(19,956)
Income tax (benefit) / provision	(2,577)	1,644
Net loss	$(13,247)	$(21,600)
Other comprehensive loss:
Foreign currency translation adjustment	5,875	21
Total comprehensive loss	$(19,122)	$(21,621)
Net loss per share
Net loss available to common stockholders	$(13,247)	$(21,600)
Basic loss per share	$(0.06)	$(0.10)
Diluted loss per share	$(0.06)	$(0.10)
Weighted average number of shares used to compute net loss per share
Basic	238,552,591	212,558,050
Diluted	238,552,591	212,558,050

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2026	2025
Cost of revenues (excluding depreciation and amortization)	$270	$261
General and administrative expenses	14,778	15,419
Selling and marketing expenses	25,156	19,545
Research and development expenses	12,828	6,762
Total	$53,032	$41,987

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Three months ended March 31, 2026
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Gain / (Loss)	Total
Balance as of January 1, 2026(1)	221,182,306	$221	23,638,426	$24	$1,863,695	$(1,059,817)	$466	$804,589
Shares issued in connection with certain agreements	3,905,904	4	—	—	66,318	—	—	66,322
Restricted stock grants	1,228	—	—	—	—	—	—	—
Restricted stock forfeitures	(42,970)	—	—	—	—	—	—	—
Shares repurchased	(1,549,368)	(2)	—	—	(25,725)	—	—	(25,727)
Performance stock units vested	686,553	1	—	—	(1)	—	—	—
Options exercised	45,275	—	—	—	302	—	—	302
Stock-based compensation	—	—	—	—	53,961	—	—	53,961
Restricted stock units vested	836,032	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(5,875)	(5,875)
Net loss	—	—	—	—	—	(13,247)	—	(13,247)
Balance as of March 31, 2026(2)	225,064,960	$225	23,638,426	$24	$1,958,549	$(1,073,064)	$(5,409)	$880,325

1. Includes 214,394,747 outstanding shares of Class A Common Stock, 21,296,445 outstanding shares of Class B Common Stock, 6,787,559 unvested shares of Class A restricted stock and 2,341,981 unvested shares of Class B restricted stock.

2. Includes 220,904,536 outstanding shares of Class A Common Stock, 22,467,506 outstanding shares of Class B Common Stock, 4,160,424 unvested shares of Class A restricted stock and 1,170,920 unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

	Three months ended March 31, 2025
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Total
Balance as of January 1, 2025(3)	213,175,179	$213	24,095,071	$24	$1,706,885	$(1,028,308)	$(2,013)	$676,801
Shares issued in connection with certain agreements	197,028	—	—	—	3,667	—	—	3,667
Restricted stock grants	30,388	—	—	—	—	—	—	—
Restricted stock forfeitures	(247,629)	—	—	—	—	—	—	—
Shares repurchased	(1,616,625)	(1)	—	—	(25,010)	—	—	(25,011)
Performance stock units vested	312,724	—	—	—	—	—	—	—
Options exercised	15,368	—	—	—	123	—	—	123
Stock-based compensation	—	—	—	—	42,638	—	—	42,638
Restricted stock units vested	100,513	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	(21,600)	—	(21,600)
Balance as of March 31, 2025(4)	211,966,946	$212	24,095,071	$24	$1,728,303	$(1,049,908)	$(2,034)	$676,597

3. Includes 193,189,610 outstanding shares of Class A Common Stock, 17,776,198 outstanding shares of Class B Common Stock, 19,985,569 unvested shares of Class A restricted stock and 6,318,873 unvested shares of Class B restricted stock.

4. Includes 196,372,966 outstanding shares of Class A Common Stock, 18,593,583 outstanding shares of Class B Common Stock, 15,593,980 unvested shares of Class A restricted stock and 5,501,488 unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,247)	$(21,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,529	17,687
Stock-based compensation	53,032	41,987
Deferred income taxes	126	(235)
Change in fair value of acquisition-related liabilities	(4,744)	3,460
Others, net	(157)	(519)
Change in non-cash working capital (net of acquisitions):
Accounts receivable	730	11,397
Prepaid expenses	(3,118)	2,219
Other current assets	8,057	(730)
Other non-current assets	509	15
Deferred revenue	1,920	(4,336)
Accounts payable	(8,114)	(11,053)
Accrued expenses and other current liabilities	(8,409)	(3,728)
Other non-current liabilities	(380)	235
Net cash provided by operating activities	$49,734	$34,799
Cash flows from investing activities:
Capital expenditures	(3,012)	(2,736)
Website and software development costs	(5,542)	(4,155)
Acquisitions and other investments, net of cash acquired	(47,000)	(530)
Net cash used for investing activities	$(55,554)	$(7,421)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(241)	(3,667)
Proceeds from credit facilities, net of issuance cost	10,000	6,250
Exercise of options	302	123
Repurchase of shares	(25,728)	(25,882)
Repayments against the credit facilities	(10,000)	(6,250)
Net cash used for financing activities	$(25,667)	$(29,426)
Effect of exchange rate changes on cash and cash equivalents	502	289
Net decrease in cash and cash equivalents	$(30,985)	$(1,759)
Cash and cash equivalents, beginning of period	319,764	366,157
Cash and cash equivalents, end of period	$288,779	$364,398
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$490	$1,450
Cash paid for income taxes, net	$1,434	$376
Liability established in connection with acquisitions	$2,064	$3,460
Capitalized stock-based compensation as website and software development	$929	$651
Shares issued in connection with acquisitions and other agreements	$66,322	$3,667
Right-to-use assets established	$3,090	$1,677
Operating lease liabilities established	$3,090	$1,677
Non-cash consideration for website and software development	$277	$427

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of consolidation:

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2025 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2026, the results of operations, comprehensive loss and changes in stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2025, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $16,204 and $12,924 as of March 31, 2026 and December 31, 2025, respectively, and are included in the accounts receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consist of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. Deferred revenue as of March 31, 2026 and December 31, 2025, were $37,430 and $35,398, respectively. During the three months ended March 31, 2026 and 2025, revenue recognized from deferred revenue as of the beginning of the year was $17,910 and $10,609, respectively.

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

As of March 31, 2026, the Company’s remaining performance obligations for the next 12 months and thereafter were approximately $227,500 and $148,900, respectively.

Disaggregation of revenues from contracts with customers

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

The following table summarizes disaggregation for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
	2026	2025
Direct platform revenue	75%	73%
Integrated platform revenue	25%	27%

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

(d) Segments:

The Company operates as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. Since it operates as one operating segment, all required significant financial segment information can be found in the condensed unaudited consolidated financial statements. There are no other significant segment expenses that would require disclosure. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

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

Revenues and long-lived assets by geographic region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographic region consisted of the following:

	Three months ended March 31,
	2026	2025
US	$359,408	$254,661
International	36,896	9,758
Total revenues	$396,304	$264,419

Total long-lived assets (including right-to-use assets) by geographic region consisted of the following:

	As of
	March 31, 2026	December 31, 2025
US	$22,757	$22,882
International	11,874	11,612
Total long-lived assets	$34,631	$34,494

(e) Concentration of credit risk:

One customer accounted for more than 10% of the Company’s total revenues during both the three months ended March 31, 2026 and 2025.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of both March 31, 2026 and December 31, 2025, there was one customer that represented more than 10% of the Company’s accounts receivables balance. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly makes provisions as warranted.

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

New Accounting Pronouncements

Recently adopted:

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), introducing a practical expedient whereby when developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendment in ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The guidance was adopted by the Company effective January 1, 2026. The adoption of ASU 2025-05 did not have any material impact on the Company’s condensed unaudited consolidated financial statements.

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

NOTE 3. Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	As of March 31, 2026			As of December 31, 2025
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$67,675	$(54,995)	$12,680	$66,425	$(51,824)	$14,601
Tradenames	27,280	(6,333)	20,947	27,280	(5,125)	22,155
Completed technologies	123,232	(55,006)	68,226	123,232	(48,759)	74,473
Customer relationships	183,993	(82,991)	101,002	183,993	(77,279)	106,714
Intangible assets, net	$402,180	$(199,325)	$202,855	$400,930	$(182,987)	$217,943

Amortization expense of intangible assets for the three months ended March 31, 2026 and 2025 was $16,338 and $11,409, respectively.

Weighted average useful life of the unamortized intangible assets as of March 31, 2026 was 4.69 years. As of March 31, 2026, based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
Remainder of 2026	$45,157
2027	50,680
2028	35,161
2029	26,335
2030	22,496
2031 and thereafter	23,026
Total	$202,855

NOTE 4. Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2026	$527,886
Foreign currency translation	(5,879)
Balance as of March 31, 2026	$522,007

There were no events during the three months ended March 31, 2026 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Marigold’s Enterprise Business

On September 27, 2025, the Company entered into a Purchase Agreement with Marigold Group, Inc. (“MGI”), Campaign Monitor Europe UK Ltd. (“CMEUK”), and Selligent Holdings Limited (“Selligent Holdings” together with MGI and CMEUK, the “Sellers”) to acquire the Sellers’ enterprise business (“Marigold’s Enterprise Business”). The Company closed this acquisition on November 24, 2025 (the “Closing”). The Company concluded that the transaction represents an acquisition of a business under ASC 805, Business Combinations. The fair value of the aggregate purchase consideration for the Marigold’s Enterprise Business acquisition was $302,797, including $13,394 paid for cash acquired as part of this acquisition. The Company paid $89,101 (net of cash acquired) and, issued 5,329,070 shares of Class A Common Stock with the remaining consideration as seller notes (the “Seller Notes”). On the first business day following the three-month anniversary of the Closing, the Company paid the Seller Notes with $47,000 in cash and the issuance of 3,905,904 shares of Class A Common Stock valued at $66,322.

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

Prior to the acquisition, Marigold’s Enterprise Business was a global marketing software business. The principal activities of Marigold’s Enterprise Business consisted of loyalty services, development and provision of marketing technologies, including email marketing software to marketers and agencies both domestically and overseas. Marigold’s Enterprise Business primarily focuses on enterprise customers with sophisticated, large-scale and complex requirements. The Company incurred $1,666 and $20,281 as acquisition-related expenses related to this acquisition during the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.

Goodwill acquired by the Company in its Marigold’s Enterprise Business acquisition is not deductible for tax purposes.

NOTE 6. Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	LiveIntent	Marigold’s Enterprise Business	Total
Balance as of January 1, 2026	$65,353	$123,130	$188,483
Payments made during the period	(241)	(113,322)	(113,563)
Change in fair value	2,064	(6,808)	(4,744)
Balance as of March 31, 2026	$67,176	$3,000	$70,176

As of March 31, 2026, the Company revised the forecasted financial performance of the business acquired in its LiveIntent acquisition compared to the estimates used in the initial purchase price allocation. As such, the Company recorded changes in the fair value, which are included in “Other (income) / expenses” on the condensed unaudited consolidated statements of operations and comprehensive loss.

NOTE 7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of March 31, 2026	As of December 31, 2025
Credit facility	$200,000	$200,000
Less: Unamortized deferred financing cost	(2,718)	(2,917)
Long-term borrowings	$197,282	$197,083

On August 30, 2024, the Company refinanced and replaced its previous senior secured credit facility, dated February 3, 2021, by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550,000 senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200,000 (the “Term Loan”) and (ii) a $350,000 senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, the Company drew down the $200,000 Term Loan and repaid all outstanding obligations in the amount of $185,000 under the previous senior secured credit facility and terminated all commitments thereunder. The Senior Secured Credit Facility is fully secured with a first lien on the Company’s assets. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. Out of the total Senior Secured Credit Facility, $332,500 remains undrawn as of March 31, 2026. In addition, the Company has an outstanding letter of credit amounting to $771 against the available Revolving Facility.

At the Company’s election, loans made under the Credit Agreement will bear interest at (i) Secured Overnight Financing Rate (“SOFR”) plus a margin of between 1.875% and 2.625% per annum depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement), plus an adjustment of 0.10% per annum or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.875% and 1.625% per annum depending on the Company’s Consolidated Net Leverage Ratio. Interest shall be payable at the end of the selected interest period. The effective interest rate of the facility was 5.7% and 6.2% for the three months ended March 31, 2026 and 2025, respectively.

The Company accounted for the refinancing in accordance with ASC 470, Debt, as a modification of existing debt, and accordingly the debt issuance cost of $3,397 incurred on the Senior Secured Credit Facility along with the $580 of remaining deferred financing costs of the previous senior secured credit facility were capitalized and were recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets. These deferred financing costs are being amortized over the term of the Senior Secured Credit Facility on a straight-line basis. During the three months ended March 31, 2026, the Company borrowed $10,000 against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility. As of March 31, 2026, the outstanding balance of the Term Loan was $182,500 and Revolving Facility was $17,500.

The Senior Secured Credit Facility contains certain financial maintenance covenants including a Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement includes customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, engage in transactions with affiliates and make certain asset dispositions. Additionally, the Company is required to submit periodic financial covenant letters that would include the Company’s current Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio, among others. As of March 31, 2026, the applicable Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio were 3.25 and 1.25, respectively, and the Company was in compliance with these covenants.

The Company determined that the Term Loan is classified as Level 3 and the relevant fair value as of March 31, 2026 and December 31, 2025 was approximately $191,882 and $193,852, respectively.

As of March 31, 2026, the repayment schedule for the Term Loan and Revolving Facility borrowings was as follows:

Year ended December 31,
Remainder of 2026	$—
2027	12,500
2028	20,000
2029	167,500
2030	—
2031 and thereafter	—
Total*	$200,000

*Includes $2,500 repayable against the Term Loan within the 12-month period ending March 31, 2027. The Company intends to draw against the available Revolving Facility to pay off Term Loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of March 31, 2026.

NOTE 8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of March 31, 2026, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
Remainder of 2026	$24,311
2027	25,757
2028	2,868
2029	2,223
2030	2,318
2031 and thereafter	—
Total	$57,477

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

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $53,032 and $41,987, respectively.

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

Following is the activity of restricted stock and RSUs granted by the Company:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2026	19,320,297	$13.75
Granted (1)	1,758,668	19.89
Vested (2)	(4,592,486)	11.74
Forfeited (3)	(225,264)	15.59
Non-vested as of March 31, 2026 (4)	16,261,215	$14.96

(1)
During the three months ended March 31, 2026, the Company granted 1,228 shares of restricted stock and 1,757,440 RSUs to its employees, advisors and non-employee directors.
(2)
During the three months ended March 31, 2026, 3,756,454 shares of restricted stock and 836,032 RSUs vested.
(3)
During the three months ended March 31, 2026, 42,970 shares of restricted stock and 182,294 RSUs were forfeited.
(4)
Includes 4,160,424 unvested shares of Class A restricted stock, 1,170,920 unvested shares of Class B restricted stock and 10,929,871 unvested RSUs, each as of March 31, 2026.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2026	15,633,746	$13.17	9.18	$4.04
Granted	445,000	18.85	—	—
Exercised	(59,054)	9.40	—	—
Forfeited	(389,204)	13.78	—	—
Outstanding options as of March 31, 2026	15,630,488	$13.33	8.96	$5.29

As of March 31, 2026, the Company had 1,766,394 outstanding exercisable options with a weighted-average exercise price of $9.37.

The Company granted 445,000 options during the three months ended March 31, 2026. The Company determined the estimated weighted-average fair value of options using the Black-Scholes-Merton method as $11.02. The following assumptions were used by the Company for the options valuation:

As of March 31, 2026
Dividend yield	0.0%
Volatility	58.3% - 58.6%
Expected Term (years)	6.1
Risk free rate of interest	3.9% - 4.0%

Performance-Based Stock Unit (“PSUs”) Award

On March 2, 2026, the Compensation Committee of the Board of Directors approved the grant of 10,756,758 PSUs (the “Target PSUs”) subject to certain performance conditions under the 2021 Plan (the “2026 PSUs”). Upon achievement of certain revenue targets beginning at $2.0 billion and up to $3.0 billion and adjusted EBITDA margin targets starting at 20% and growing 100 basis points per year, the 2026 PSUs could result in the issuance of shares of Class A Common Stock up to 185% of the Target PSUs, through the performance period that ends on December 31, 2030.

The 2026 PSUs may be earned on the determination date, which is after the end of each fiscal quarter beginning with the three-month period ending on December 31, 2026 and ending with, and including, the three-month period ending on December 31, 2030, based on the Company’s revenue and adjusted EBITDA for the last 12-month period ending as of the end of the applicable quarter. The number of 2026 PSUs earned for such quarter shall be reduced by the number of 2026 PSUs, if any, earned in any prior quarter.

Each 2026 PSU represents the right to receive shares of Class A Common Stock as set forth in the 2026 PSU grant agreement or, at the option of the Company, an equivalent amount of cash. Participants have no right to the distribution of any shares or payment of any cash until the time the 2026 PSUs are earned and have vested. Each 2026 PSU provides for the right to receive a dividend equivalent to the value of any ordinary cash dividends paid on substantially all the outstanding shares of Class A Common Stock if the 2026 PSUs are earned and vested. Earned 2026 PSUs vest as to 25% on the date the Company determines the number of 2026 PSUs that are earned for such quarter, and the remaining earned 2026 PSUs vest in 12 equal quarterly installments thereafter, subject to accelerated vesting in connection with certain qualifying terminations of employment or a change in control.

The following is a summary of PSUs not subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2026	849,183	$27.68
Granted	10,756,758	16.95
Vested and Issued	—	—
Forfeited	—	—
Outstanding PSUs as of March 31, 2026	11,605,941	$17.74

The following is a summary of PSUs subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2026	5,656,459	$16.02
Granted	—	—
Vested and Issued	(686,553)	17.83
Forfeited	(27,464)	20.79
Outstanding PSUs as of March 31, 2026	4,942,442	$15.74

The number of shares to be issued upon achievement of the applicable performance condition and satisfaction of the vesting schedule are specified in the applicable PSU award agreements. In the tables above, the number of “granted” PSUs are presented at 100% of the specified target shares.

Of the total PSUs subject to market conditions granted by the Company, the Company determined that 16,317,251 PSUs were earned through March 31, 2026, of which 4,942,442 earned PSUs remained unissued.

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

The fair value of shares for the offering that commenced on December 1, 2025 was estimated at $5.65 per share, using the following assumptions, and expected to result in the issuance of approximately 165,521 shares of Class A Common Stock under this offering that will end on May 31, 2026.

As of March 31, 2026
Dividend yield	0.0%
Risk free interest rate	3.8%
Volatility	57.0%

Unrecognized stock-based compensation

The Company has $428,093 of unrecognized compensation expense related to its 16,261,215 shares of unvested restricted stock and RSUs, 13,155,088 PSUs subject to market conditions, 13,864,094 options, 11,605,941 additional PSUs that are not subject to market conditions and approximately 165,521 shares of Class A Common Stock to be issued under the 2021 ESPP offering that will end on May 31, 2026. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.84 years.

NOTE 10. Stockholders’ Equity

Share repurchase plan

On July 23, 2025, the Company’s Board of Directors authorized a new stock repurchase and withholding program (the “2025 SRP”) of up to $200,000 in the aggregate for repurchase of the Company’s outstanding Class A Common Stock through December 31, 2027. The 2025 SRP supplements the Company’s prior stock repurchase program authorized in 2024. In addition to repurchases, the 2025 SRP also allow for the withholding of shares as an alternative to market sales by certain executives and other employees to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program”).

During the three months ended March 31, 2026, the Company repurchased 1,549,368 shares of Class A Common Stock for a value of $25,727. As of March 31, 2026, $138,284 remained available for purchases under this discretionary plan.

Issuance of Class A Common Stock

During the three months ended March 31, 2026, the Company issued 3,905,904 shares of Class A Common Stock valued at $66,322 for the Seller Notes payment related to its Marigold’s Enterprise Business acquisition.

NOTE 11. Leases

The Company maintains leased offices and data center space in the United States of America, India, United Kingdom, Denmark, Netherlands, Czech Republic, France and Germany.

The balance for right-to-use assets and lease liabilities are as follows:

Operating Leases	As of March 31, 2026	As of December 31, 2025
Right-to-use assets - operating leases, net	$19,964	$19,101
Current portion of long-term operating lease liabilities*	$9,850	$8,944
Long-term operating lease liabilities*	$11,477	$11,715

* Current portion of long-term operating lease liabilities and long-term operating lease liabilities are included in other current liabilities and other non-current liabilities, respectively, in the condensed unaudited consolidated balance sheets.

Minimum lease obligations - future minimum payments under all operating leases as of March 31, 2026 are as follows:

Year ended December 31,
Remainder of 2026	$8,091
2027	8,581
2028	4,308
2029	1,565
2030	524
2031 and thereafter	12
Total undiscounted lease commitments	$23,081
Less: Imputed interest	(1,754)
Total discounted operating lease liabilities	$21,327

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$248,353	$—	$—	$248,353
Total assets measured at fair value	$248,353	$—	$—	$248,353
Liabilities
Acquisition-related liabilities	$—	$—	$70,176	$70,176
Total liabilities measured at fair value	$—	$—	$70,176	$70,176

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$275,401	$—	$—	$275,401
Total assets measured at fair value	$275,401	$—	$—	$275,401
Liabilities
Acquisition-related liabilities	$—	$—	$188,483	$188,483
Total liabilities measured at fair value	$—	$—	$188,483	$188,483

* Includes cash invested by the Company in money market accounts with certain financial institutions.

The fair value of the acquisition-related liabilities was estimated using the Monte-Carlo simulation model and was classified as a Level 3 financial instrument. The significant assumptions used in the model are the forecasted financial performance of the acquired businesses in future periods.

There were no transfers of financial instruments into or out of Level 3 during the three months ended March 31, 2026 and 2025.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$188,483	$41,864
Payments made during the period	(113,563)	(7,863)
Change in fair value	(4,744)	3,460
Balance, end of period	$70,176	$37,461

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

For the three months ended March 31, 2026, the Company recorded an income tax benefit of $2,577, which included a discrete tax benefit of $680 related to windfall tax benefits for stock-based compensation. The effective tax rate for the three months ended March 31, 2026 was 16.3% on a pre-tax loss of $15,824.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit on U.S. and U.K. operating losses, as the Company maintains a full valuation allowance against the deferred tax assets in these jurisdictions.

For the three months ended March 31, 2025, the Company recorded an income tax provision of $1,644, which included a discrete tax benefit of $309 related to windfall tax benefits for stock-based compensation. The effective tax rate for the three months ended March 31, 2025 was negative 8.2% on a pre-tax loss of $19,956.

The effective tax rate differs from the U.S. statutory rate primarily related to limited tax benefit on its U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

NOTE 14. Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is computed using the two-class method, by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, RSUs and PSUs as of March 31, 2026 and 2025 of 21,203,657 and 40,826,037, respectively, are not considered as participating securities and are anti-dilutive and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented:

	Three months ended March 31,
	2026	2025
Numerator:
Numerator for Basic and Diluted loss per share – loss available to common stockholders	$(13,247)	$(21,600)
Denominator:
Class A Common Stock	217,021,934	194,618,375
Class B Common Stock	21,530,657	17,939,675
Denominator for Basic and Diluted loss per share – weighted-average common stock	238,552,591	212,558,050
Basic and Diluted loss per share	$(0.06)	$(0.10)

Since the Company was in a net loss position for all periods presented, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended March 31,
	2026	2025
Options	2,376,119	1,331,264
Restricted Stock and RSUs	10,407,184	22,823,146
PSUs	2,180,679	7,889,633

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those anticipated and discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”) filed on February 25, 2026, and in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Macroeconomic trends

Our business and the operations of our customers depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. While core inflation has remained relatively steady for the first three months of the year, the economy continues to be impacted by the looming potential of increased inflation rates and faces further inflation risk. To date, the effects of tariffs and changes in global trade policies on the overall state of the economy and on our business have not materially impacted our costs or operations. However, the evolving tariffs and changes in global trade policies continue to cause overall economic uncertainty and may increase our costs and adversely impact our operations as well as customers’ businesses and operations. Additionally, other potentially challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our and our customers’ businesses and operations.

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part 1, Item 1A “Risk Factors” of our 2025 Annual Report, as well as in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

Key Performance Metrics

We review key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams.

Super-scaled customers increased 19% to 189 as of March 31, 2026, compared to 159 as of March 31, 2025 primarily due to higher usage of our platform among our customers and new additions to our super-scaled customer base.

Super-scaled customer Average Revenue Per User (“ARPU”) increased 21% to $1.7 million (across 189 customers) for the three months ended March 31, 2026, compared to $1.4 million (across 159 customers) for the three months ended March 31, 2025.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the three months ended March 31, 2026 and 2025, we derived 75% and 73% of our revenues from direct platforms, respectively, and 25% and 27% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Estimates.”

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

Income tax (benefit) / provision

The Company’s income tax (benefit) / provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

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

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

Year ended December 31,
Remainder of 2026	2027	2028	2029	2030 and thereafter	Total
$144,269	$114,574	$68,994	$40,527	$59,729	$428,093

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended March 31,
	2026	2025
Revenues	$396,304	$264,419
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	162,446	103,488
General and administrative expenses	73,397	54,037
Selling and marketing expenses	102,403	75,369
Research and development expenses	44,950	26,799
Depreciation and amortization	23,529	17,687
Acquisition-related expenses	1,666	—
Restructuring expenses	6,752	3,152
Total operating expenses	$415,143	$280,532
Loss from operations	(18,839)	(16,113)
Interest expenses, net	761	331
Other (income) / expenses	(3,776)	3,512
Total other (income) / expenses	$(3,015)	$3,843
Loss before income taxes	(15,824)	(19,956)
Income tax (benefit) / provision	(2,577)	1,644
Net loss	$(13,247)	$(21,600)

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenues

	Three months ended March 31,		Change
	2026	2025	Amount	%
Revenues	$396,304	$264,419	$131,885	49.9%

Revenues increased by $131.9 million, or 49.9%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in revenues is attributable to incremental revenues of $87.0 million from new customers and $44.9 million from existing customers. The acquisition of Marigold’s Enterprise Business contributed to revenues of $55.6 million.

Cost of revenues (excluding depreciation and amortization)

	Three months ended March 31,		Change
	2026	2025	Amount	%
Cost of revenues (excluding depreciation and amortization)	$162,446	$103,488	$58,958	57.0%

Cost of revenues (excluding depreciation and amortization) increased by $59.0 million, or 57.0%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily driven by $47.8 million of incremental media costs related to incremental revenues, higher employee-related costs of $6.7 million and technology expenses of $4.5 million.

General and administrative expenses

	Three months ended March 31,		Change
	2026	2025	Amount	%
General and administrative expenses	$73,397	$54,037	$19,360	35.8%

General and administrative expenses increased by $19.4 million, or 35.8%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily driven by higher technology and infrastructure cost of $12.7 million, employee-related costs of $3.7 million, professional services fees of $1.3 million, and other general and administrative expenses of $2.3 million, partially offset by lower stock-based compensation of $0.6 million.

Selling and marketing expenses

	Three months ended March 31,		Change
	2026	2025	Amount	%
Selling and marketing expenses	$102,403	$75,369	$27,034	35.9%

Selling and marketing expenses increased by $27.0 million, or 35.9%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily driven by higher employee-related costs of $18.6 million, stock-based compensation of $5.6 million and other sales and marketing-related expenses of $2.8 million.

Research and development expenses

	Three months ended March 31,		Change
	2026	2025	Amount	%
Research and development expenses	$44,950	$26,799	$18,151	67.7%

Research and development expenses increased by $18.2 million, or 67.7%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily driven by higher employee-related costs of $9.9 million, stock-based compensation of $6.1 million and consulting fees of $2.2 million.

Depreciation and amortization

	Three months ended March 31,		Change
	2026	2025	Amount	%
Depreciation and amortization	$23,529	$17,687	$5,842	33.0%

Depreciation and amortization increased by $5.8 million, or 33.0%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily driven by higher amortization expenses related to intangible assets.

Acquisition-related expenses

	Three months ended March 31,		Change
	2026	2025	Amount	%
Acquisition-related expenses	$1,666	$—	$1,666	NM*

We recorded acquisition-related expenses of $1.7 million for the three months ended March 31, 2026 related to expenses incurred in connection with our acquisition of Marigold’s Enterprise Business, which was closed on November 24, 2025. There were no such expenses incurred during the three months ended March 31, 2025.

*Not Meaningful

Restructuring expenses

	Three months ended March 31,		Change
	2026	2025	Amount	%
Restructuring expenses	$6,752	$3,152	$3,600	114.2%

Restructuring expenses increased by $3.6 million, or 114.2% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily due to higher employee termination costs due to internal restructuring.

Interest expenses, net

	Three months ended March 31,		Change
	2026	2025	Amount	%
Interest expenses, net	$761	$331	$430	129.9%

Interest expenses, net increased by $0.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to lower interest income earned on our money market accounts and short-term deposits.

Other (income) / expenses

	Three months ended March 31,		Change
	2026	2025	Amount	%
Other (income) / expenses	$(3,776)	$3,512	$(7,288)	NM*

Other income increased by $7.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase in other income was primarily driven by a decrease in the fair value change of acquisition-related liabilities of $8.2 million, partially offset by foreign exchange loss of $0.9 million due to the depreciation of the U.S. dollar against other currencies.

*Not Meaningful

Income tax (benefit) / provision

	Three months ended March 31,		Change
	2026	2025	Amount	%
Income tax (benefit) / provision	$(2,577)	$1,644	$(4,221)	NM*

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax benefit of $2.6 million and an income tax provision of $1.6 million, respectively, yielding an effective tax rate of 16.3% and negative 8.2%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate, primarily due to a limited tax benefit being recorded for U.S. operating losses in both periods and, for the three months ended March 31, 2026, no tax benefit being recorded for U.K. operating losses, as the Company maintains a full valuation allowance against its U.S. deferred tax assets.

*Not Meaningful

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income / (loss) adjusted for interest expenses, net, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring capital raise related (including initial public offering (“IPO”)) expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of the IPO, and other (income) / expense. Acquisition-related expenses and restructuring expenses primarily consist of professional services fees, severance and other employee-related costs, which may vary from period to period depending on the timing of our acquisitions and restructuring activities and may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other (income) / expenses consists of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on extinguishment of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring capital raise related (including IPO) expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net income / (loss).

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net loss and net loss margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended March 31,
	2026	2025
Net loss	$(13,247)	$(21,600)
Net loss margin	(3.3)%	(8.2)%
Add back:
Depreciation and amortization	23,529	17,687
Acquisition-related expenses	1,666	—
Restructuring expenses	6,752	3,152
Stock-based compensation	53,032	41,987
Other (income) / expenses	(3,776)	3,512
Interest expenses, net	761	331
Income tax (benefit) / provision	(2,577)	1,644
Adjusted EBITDA	$66,140	$46,713
Adjusted EBITDA margin	16.7%	17.7%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.

As of March 31, 2026, we had cash and cash equivalents of $288.8 million and net working capital, consisting of current assets less current liabilities of $335.1 million. As of March 31, 2026, we had an accumulated deficit of $1,073.1 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our Revolving Facility (as defined below), will be sufficient to meet our working capital requirements for at least the next 12 months and thereafter for the foreseeable future. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2025 Annual Report. In the future, we may attempt to raise additional capital through sales of equity securities or through equity linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2026	2025
Net cash provided by / (used for):
Cash provided by operating activities	$49,734	$34,799
Cash used for investing activities	(55,554)	(7,421)
Cash used for financing activities	(25,667)	(29,426)
Effect of exchange rate changes on cash and cash equivalents	502	289
Net decrease in cash and cash equivalents	$(30,985)	$(1,759)

Net cash provided by operating activities

During the three months ended March 31, 2026, net cash provided by operating activities of $49.7 million resulted primarily from adjusted non-cash items of $71.8 million, more than offsetting our net loss of $13.2 million. Non-cash items include stock-based compensation of $53.0 million, depreciation and amortization expense of $23.5 million and a change in fair value of acquisition-related liabilities of $4.7 million. Changes in working capital were primarily driven by increases in prepaid expenses of $3.1 million and decreases in accrued expenses and other current liabilities of $8.4 million, accounts payable of $8.1 million and other non-current liabilities of $0.4 million, partially offset by a decrease in other current assets of $8.1 million, accounts receivable of $0.7 million and other non-current assets of $0.5 million and an increase in deferred revenue of $1.9 million.

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

Net cash used for investing activities

During the three months ended March 31, 2026, we used $55.6 million of cash for investing activities, primarily consisting of business and asset acquisitions and other investments of $47.0 million (net of cash acquired), website and software development costs of $5.5 million, and capital expenditures of $3.0 million (including a $1.3 million investment in data and partnership agreements).

During the three months ended March 31, 2025, we used $7.4 million of cash for investing activities, primarily consisting of website and software development costs of $4.2 million, capital expenditures of $2.7 million (including a $1.3 million investment in data and partnership agreements), and $0.5 million for certain acquisition-related liabilities related to the LiveIntent acquisition.

Net cash used for financing activities

During the three months ended March 31, 2026, we used $25.7 million of cash for financing activities, primarily due to the repurchase of $25.7 million of shares of our common stock repurchased under the 2025 SRP (as defined below), including the RSA Withholding Program (as defined below).

During the three months ended March 31, 2025, we used $29.4 million of cash for financing activities, primarily due to the repurchase of $25.9 million of our common stock repurchased under our prior stock repurchase program and RSA Withholding Program and payment of acquisition-related liabilities of $3.7 million.

Debt

On August 30, 2024, we refinanced and replaced our previous senior secured credit facility, dated February 3, 2021, by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550.0 million senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200.0 million (the “Term Loan”) and (ii) a $350.0 million senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, we drew down the $200.0 million Term Loan and repaid all outstanding obligations in the amount of $185.0 million under the previous senior secured credit facility and terminated all commitments thereunder. Interest shall be payable at the end of the selected interest period. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. As of March 31, 2026, we had $197.3 million (net of $2.7 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

We are currently in compliance with our financial covenants under the Senior Secured Credit Facility, and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. During the three months ended March 31, 2026, we borrowed $10.0 million against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Annual Report.

Share Repurchase and RSA Withholding Program

On July 23, 2025, the Company’s Board of Directors authorized a new stock repurchase and withholding program (the “2025 SRP”) of up to $200.0 million in the aggregate for repurchase of the Company’s outstanding Class A Common Stock through December 31, 2027. The 2025 SRP supplements the Company’s prior stock repurchase program authorized in 2024. In addition to repurchases, the 2025 SRP also allow for the withholding of shares as an alternative to market sales by certain executives and other employees to satisfy tax withholding requirements upon vesting of restricted stock awards (the “RSA Withholding Program”).

As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2025 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2025 SRP during the three months ended March 31, 2026.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies and estimates described in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Annual Report.

Recent Accounting Pronouncements

See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” to our condensed unaudited consolidated financial statements for our discussion about new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2026 from the disclosure included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. There have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2025 Annual Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended March 31, 2026 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2026 – January 31, 2026	53,524	$18.68	53,524	$163.0
February 1, 2026 – February 28, 2026	1,449,386	$16.56	1,449,386	$139.0
March 1, 2026 – March 31, 2026	46,458	$14.99	46,458	$138.3
Total	1,549,368		1,549,368

(1) On July 23, 2025, the Company’s Board of Directors authorized the 2025 SRP, which authorized up to $200.0 million in the aggregate for (i) repurchases of the Company’s outstanding Class A Common Stock through December 31, 2027 and (ii) the RSA Withholding Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

10.21	Form of performance stock unit agreement under 2021 Incentive Award Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

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

Zeta Global Holdings Corp.

Date: May 1, 2026	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)