Form 10-Q
period 2026-06-30
Zeta Global Holdings Corp.
filed 2026-08-05
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

The total number of shares of the registrant’s common stock outstanding as of July 29, 2026 was 251,013,605, comprised of 227,375,179 shares of Class A Common Stock and 23,638,426 shares of Class B Common Stock.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2026

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
•
We depend on third-party data centers, systems, technologies and artificial intelligence (“AI”) models to operate our business, the disruption of which could adversely affect our business, operating results and financial condition;

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
•
Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, including regulations applicable to agentic AI systems and AI-generated content, could adversely affect our business, results of operations, and financial condition;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares and par values)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$309,952	$319,764
Accounts receivable, net of allowance of $4,604 and $3,832 as of June 30, 2026 and December 31, 2025, respectively	327,132	322,391
Prepaid expenses	28,450	28,970
Other current assets	12,197	14,658
Total current assets	$677,731	$685,783
Non-current assets:
Property and equipment, net	$18,495	$15,393
Website and software development costs, net	34,629	31,520
Right-to-use assets - operating leases, net	21,508	19,101
Intangible assets, net	185,350	217,943
Goodwill	524,708	527,886
Deferred tax assets, net	1,131	1,211
Other non-current assets	4,292	4,687
Total non-current assets	$790,113	$817,741
Total assets	$1,467,844	$1,503,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,353	$40,136
Accrued expenses	165,243	179,087
Acquisition-related liabilities	24,792	149,036
Deferred revenue	33,859	35,398
Other current liabilities	28,326	25,824
Total current liabilities	$284,573	$429,481
Non-current liabilities:
Long-term borrowings	$197,481	$197,083
Acquisition-related liabilities	26,113	39,447
Deferred tax liabilities, net	17,134	17,268
Other non-current liabilities	16,046	15,656
Total non-current liabilities	$256,774	$269,454
Total liabilities	$541,347	$698,935
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A Common Stock $0.001 par value, up to 3,750,000,000 shares authorized, 226,714,576 and 221,182,306 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$227	$221
Class B Common Stock $0.001 par value, up to 50,000,000 shares authorized, 23,638,426 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	24	24
Additional paid-in capital	1,997,492	1,863,695
Accumulated deficit	(1,064,891)	(1,059,817)
Accumulated other comprehensive (loss) / gain	(6,355)	466
Total stockholders’ equity	$926,497	$804,589
Total liabilities and stockholders’ equity	$1,467,844	$1,503,524

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income / (Loss)

(In thousands, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$442,766	$308,442	$839,070	$572,861
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	180,997	116,988	343,443	220,476
General and administrative expenses	75,915	62,172	149,312	116,209
Selling and marketing expenses	104,037	86,392	206,440	161,761
Research and development expenses	42,235	30,592	87,185	57,391
Depreciation and amortization	22,658	17,403	46,187	35,090
Acquisition-related expenses	—	—	1,666	—
Restructuring expenses	—	—	6,752	3,152
Total operating expenses	$425,842	$313,547	$840,985	$594,079
Income / (loss) from operations	16,924	(5,105)	(1,915)	(21,218)
Interest expenses, net	898	166	1,659	497
Other expenses, net	8,226	6,351	4,450	9,863
Total other expenses	$9,124	$6,517	$6,109	$10,360
Income / (loss) before income taxes	7,800	(11,622)	(8,024)	(31,578)
Income tax (benefit) / provision	(373)	1,192	(2,950)	2,836
Net income / (loss)	$8,173	$(12,814)	$(5,074)	$(34,414)
Other comprehensive loss:
Foreign currency translation adjustment	946	65	6,821	86
Total comprehensive income / (loss)	$7,227	$(12,879)	$(11,895)	$(34,500)
Net income / (loss) per share
Net income / (loss) available to common stockholders	$8,173	$(12,814)	$(5,074)	$(34,414)
Basic income / (loss) per share	$0.03	$(0.06)	$(0.02)	$(0.16)
Diluted income / (loss) per share	$0.03	$(0.06)	$(0.02)	$(0.16)
Weighted average number of shares used to compute net income / (loss) per share
Basic	245,335,221	217,253,856	241,962,643	214,918,925
Diluted	256,581,527	217,253,856	241,962,643	214,918,925

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive income / (loss):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenues (excluding depreciation and amortization)	$160	$302	$430	$563
General and administrative expenses	16,138	14,896	30,916	30,315
Selling and marketing expenses	23,418	22,460	48,574	42,005
Research and development expenses	12,399	8,813	25,227	15,575
Total	$52,115	$46,471	$105,147	$88,458

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Six months ended June 30, 2026
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Gain / (Loss)	Total
Balance as of January 1, 2026(1)	221,182,306	$221	23,638,426	$24	$1,863,695	$(1,059,817)	$466	$804,589
Shares issued in connection with certain agreements	3,905,904	4	—	—	66,318	—	—	66,322
Restricted stock grants	1,228	—	—	—	—	—	—	—
Restricted stock forfeitures	(42,970)	—	—	—	—	—	—	—
Shares repurchased	(1,549,368)	(2)	—	—	(25,725)	—	—	(25,727)
Performance stock units vested	686,553	1	—	—	(1)	—	—	—
Options exercised	45,275	—	—	—	302	—	—	302
Stock-based compensation	—	—	—	—	53,961	—	—	53,961
Restricted stock units vested	836,032	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(5,875)	(5,875)
Net loss	—	—	—	—	—	(13,247)	—	(13,247)
Balance as of March 31, 2026(2)	225,064,960	$225	23,638,426	$24	$1,958,549	$(1,073,064)	$(5,409)	$880,325
Shares issued in connection with certain agreements	648,239	1	—	—	10,739	—	—	10,740
Restricted stock grants	1,695	—	—	—	—	—	—	—
Restricted stock forfeitures	(20,694)	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	161,061	—	—	—	2,456	—	—	2,456
Shares repurchased	(1,647,622)	(1)	—	—	(29,901)	—	—	(29,902)
Performance stock units vested	960,441	1	—	—	(1)	—	—	—
Options exercised	455,486	—	—	—	2,606	—	—	2,606
Stock-based compensation	—	—	—	—	53,045	—	—	53,045
Restricted stock units vested	1,091,010	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(946)	(946)
Net income	—	—	—	—	—	8,173	—	8,173
Balance as of June 30, 2026(3)	226,714,576	$227	23,638,426	$24	$1,997,492	$(1,064,891)	$(6,355)	$926,497

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

3. Includes 224,718,145 outstanding shares of Class A Common Stock, 23,638,426 outstanding shares of Class B Common Stock, 1,996,431 unvested shares of Class A restricted stock and no unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

	Six months ended June 30, 2025
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Total
Balance as of January 1, 2025(4)	213,175,179	$213	24,095,071	$24	$1,706,885	$(1,028,308)	$(2,013)	$676,801
Shares issued in connection with certain agreements	197,028	—	—	—	3,667	—	—	3,667
Restricted stock grants	30,388	—	—	—	—	—	—	—
Restricted stock forfeitures	(247,629)	—	—	—	—	—	—	—
Shares repurchased	(1,616,625)	(1)	—	—	(25,010)	—	—	(25,011)
Performance stock units vested	312,724	—	—	—	—	—	—	—
Options exercised	15,368	—	—	—	123	—	—	123
Stock-based compensation	—	—	—	—	42,638	—	—	42,638
Restricted stock units vested	100,513	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	(21,600)	—	(21,600)
Balance as of March 31, 2025(5)	211,966,946	$212	24,095,071	$24	$1,728,303	$(1,049,908)	$(2,034)	$676,597
Shares issued in connection with certain agreements	50,736	—	—	—	667	—	—	667
Purchase price allocation adjustments	—	—	—	—	(9,006)	—	—	(9,006)
Restricted stock grants	189,508	—	—	—	—	—	—	—
Restricted stock forfeitures	(101,057)	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	170,483	—	—	—	1,904	—	—	1,904
Shares repurchased	(2,673,451)	(2)	—	—	(32,046)	—	—	(32,048)
Performance stock units vested	2,201,123	2	—	—	(2)	—	—	—
Options exercised	129,712	—	—	—	853	—	—	853
Stock-based compensation	—	—	—	—	47,168	—	—	47,168
Restricted stock units vested	1,329,264	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(65)	(65)
Net loss	—	—	—	—	—	(12,814)	—	(12,814)
Balance as of June 30, 2025(6)	213,263,264	$213	24,095,071	$24	$1,737,840	$(1,062,722)	$(2,099)	$673,256

4. Includes 193,189,610 outstanding shares of Class A Common Stock, 17,776,198 outstanding shares of Class B Common Stock, 19,985,569 unvested shares of Class A restricted stock and 6,318,873 unvested shares of Class B restricted stock.

5. Includes 196,372,966 outstanding shares of Class A Common Stock, 18,593,583 outstanding shares of Class B Common Stock, 15,593,980 unvested shares of Class A restricted stock and 5,501,488 unvested shares of Class B restricted stock.

6. Includes 200,966,624 outstanding shares of Class A Common Stock, 19,410,968 outstanding shares of Class B Common Stock, 12,296,640 unvested shares of Class A restricted stock and 4,684,103 unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,074)	$(34,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,187	35,090
Stock-based compensation	105,147	88,458
Deferred income taxes	(536)	(345)
Change in fair value of acquisition-related liabilities	2,759	9,165
Others, net	(1,003)	2,761
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(5,307)	(19,067)
Prepaid expenses	(45)	1,938
Other current assets	2,441	(723)
Other non-current assets	256	156
Deferred revenue	(1,301)	(6,543)
Accounts payable	(8,550)	2,703
Accrued expenses and other current liabilities	(11,488)	(3,515)
Other non-current liabilities	248	1,184
Payment of acquisition-related liabilities	(4,820)	—
Net cash provided by operating activities	$118,914	$76,848
Cash flows from investing activities:
Capital expenditures	(7,833)	(5,085)
Website and software development costs	(12,272)	(9,953)
Acquisitions and other investments, net of cash acquired	(50,811)	(1,202)
Net cash used for investing activities	$(70,916)	$(16,240)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(8,382)	(6,333)
Proceeds from credit facilities, net of issuance cost	10,000	6,250
Issuance under employee stock purchase plan	2,456	1,904
Exercise of options	2,908	964
Repurchase of shares	(55,629)	(57,931)
Repayments against the credit facilities	(10,000)	(6,250)
Net cash used for financing activities	$(58,647)	$(61,396)
Effect of exchange rate changes on cash and cash equivalents	837	(55)
Net decrease in cash and cash equivalents	$(9,812)	$(843)
Cash and cash equivalents, beginning of period	319,764	366,157
Cash and cash equivalents, end of period	$309,952	$365,314
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$1,178	$1,415
Cash paid for income taxes, net	$5,279	$1,459
Liability established in connection with acquisitions	$9,713	$9,165
Capitalized stock-based compensation as website and software development	$1,859	$1,348
Shares issued in connection with acquisitions and other agreements	$77,062	$4,333
Right-to-use assets established	$6,993	$1,792
Operating lease liabilities established	$6,991	$1,792
Non-cash consideration for website and software development	$647	$774

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of consolidation:

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2025 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2026, the results of operations, comprehensive income / (loss) and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2025, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $23,638 and $12,924 as of June 30, 2026 and December 31, 2025, respectively, and are included in the accounts receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consist of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. Deferred revenue as of June 30, 2026 and December 31, 2025, were $33,859 and $35,398, respectively. During the six months ended June 30, 2026 and 2025, revenue recognized from deferred revenue as of the beginning of the year was $29,922 and $17,337, respectively.

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

As of June 30, 2026, the Company’s remaining performance obligations for the next 12 months and thereafter were approximately $218,700 and $133,500, respectively.

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

The following table summarizes disaggregation for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct platform revenue	72%	75%	73%	74%
Integrated platform revenue	28%	25%	27%	26%

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

The Company accounts for its PSU awards that are subject to market conditions based on the fair value determined using the Monte-Carlo simulation method, by a third-party valuation firm engaged by the Company. The Company accounts for PSU awards that are not subject to market conditions based on the Company’s closing stock price as of the day prior to the date of grant. The Company accounts for the forfeitures, as they occur. The Company uses the graded vesting attribution method to recognize the stock-based compensation related to restricted stock awards, RSUs and stock options and straight-line over the term method for all the other awards.

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

The CODM uses net income / (loss) and Adjusted EBITDA to allocate resources. Adjusted EBITDA is defined as the Company’s net income / (loss) adjusted for stock-based compensation, interest expenses, net, income taxes, depreciation and amortization, acquisition-related expenses, restructuring expenses, other expenses / (income) and certain non-recurring expenses. The CODM uses net income / (loss) for budget-to-actual variances on a quarterly basis when making decisions about allocating capital and personnel resources of the Company.

Revenues and long-lived assets by geographic region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographic region consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
US	$402,579	$298,490	$761,987	$553,151
International	40,187	9,952	77,083	19,710
Total revenues	$442,766	$308,442	$839,070	$572,861

Total long-lived assets (including right-to-use assets) by geographic region consisted of the following:

	As of
	June 30, 2026	December 31, 2025
US	$27,662	$22,882
International	12,341	11,612
Total long-lived assets	$40,003	$34,494

(e) Concentration of credit risk:

One customer accounted for more than 10% of the Company’s total revenues during both the six months ended June 30, 2026 and 2025.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of both June 30, 2026 and December 31, 2025, there was one customer that represented more than 10% of the Company’s accounts receivables balance. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly makes provisions as warranted.

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

As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. Right-to-use assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Lease expense is recognized on a straight-line basis over the term of the lease. Lease expense is a combination of interest on lease liability and amortization of Right-to-use assets. Operating lease expenses are included in general and administrative expenses in the condensed unaudited consolidated statements of operations and comprehensive income / (loss). Refer to “Note 11. Leases” for additional information.

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

Not yet adopted:

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 provides guidance for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years on retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-02 guidance on its consolidated financial statements and related disclosures.

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

NOTE 3. Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	As of June 30, 2026			As of December 31, 2025
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$67,675	$(57,806)	$9,869	$66,425	$(51,824)	$14,601
Tradenames	27,074	(7,510)	19,564	27,280	(5,125)	22,155
Completed technologies	122,557	(60,831)	61,726	123,232	(48,759)	74,473
Customer relationships	182,572	(88,381)	94,191	183,993	(77,279)	106,714
Intangible assets, net	$399,878	$(214,528)	$185,350	$400,930	$(182,987)	$217,943

Amortization expense of intangible assets for the three and six months ended June 30, 2026 was $15,416 and $31,754, respectively, and for the three and six months ended June 30, 2025 was $11,173 and $22,582, respectively. As of June 30, 2026, the cumulative foreign currency translation adjustment related to intangible assets was $2,262.

Weighted average useful life of the unamortized intangible assets as of June 30, 2026 was 4.55 years. As of June 30, 2026, based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
Remainder of 2026	$29,525
2027	50,291
2028	34,771
2029	25,951
2030	22,171
2031 and thereafter	22,641
Total	$185,350

NOTE 4. Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2026	$527,886
Purchase price allocation adjustments	1,765
Foreign currency translation	(4,943)
Balance as of June 30, 2026	$524,708

There were no events during the six months ended June 30, 2026 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Marigold’s Enterprise Business

On September 27, 2025, the Company entered into a Purchase Agreement with Marigold Group, Inc. (“MGI”), Campaign Monitor Europe UK Ltd. (“CMEUK”), and Selligent Holdings Limited (“Selligent Holdings” together with MGI and CMEUK, the “Sellers”) to acquire the Sellers’ enterprise business (“Marigold’s Enterprise Business”). The Company closed this acquisition on November 24, 2025 (the “Closing”). The Company concluded that the transaction represents an acquisition of a business under ASC 805, Business Combinations. The fair value of the aggregate purchase consideration for the Marigold’s Enterprise Business acquisition was $303,608, including $13,394 paid for cash acquired as part of this acquisition. The Company paid $89,101 (net of cash acquired) and issued 5,329,070 shares of Class A Common Stock with the remaining consideration as seller notes (the “Seller Notes”). During the three and six months ended June 30, 2026, the Company made cash payments of $3,811 and $50,811, respectively, related to the Seller Notes and the working capital adjustment under the Purchase Agreement. During the six months ended June 30, 2026, the Company also issued 3,905,904 shares of Class A Common Stock valued at $66,322 in settlement of the Seller Notes.

The Company has recorded this transaction based on the preliminary purchase price allocation. Accordingly, the Company has recognized $79,780 as customer relationships intangibles, $52,120 as completed technologies, $12,340 as tradenames, $209,674 as goodwill, and $50,306 as other net liabilities associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 6.02 years.

Prior to the acquisition, Marigold’s Enterprise Business was a global marketing software business. The principal activities of Marigold’s Enterprise Business consisted of loyalty services, development and provision of marketing technologies, including email marketing software to marketers and agencies both domestically and overseas. Marigold’s Enterprise Business primarily focuses on enterprise customers with sophisticated, large-scale and complex requirements. The Company incurred nil, $1,666 and $20,281 as acquisition-related expenses related to this acquisition during the three and six months ended June 30, 2026 and the year ended December 31, 2025, respectively.

Goodwill acquired by the Company in its Marigold’s Enterprise Business acquisition is not deductible for tax purposes.

NOTE 6. Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	LiveIntent	Marigold’s Enterprise Business	Total
Balance as of January 1, 2026	$65,353	$123,130	$188,483
Payments made during the period	(24,161)	(116,322)	(140,483)
Change in fair value	9,713	(6,808)	2,905
Balance as of June 30, 2026	$50,905	$—	$50,905

As of June 30, 2026, the Company revised the forecasted financial performance of the business acquired in its LiveIntent acquisition compared to the estimates used in the initial purchase price allocation. As such, the Company recorded changes in the fair value, which are included in “Other expenses, net” on the condensed unaudited consolidated statements of operations and comprehensive income / (loss).

NOTE 7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of June 30, 2026	As of December 31, 2025
Credit facility	$200,000	$200,000
Less: Unamortized deferred financing cost	(2,519)	(2,917)
Long-term borrowings	$197,481	$197,083

On August 30, 2024, the Company refinanced and replaced its previous senior secured credit facility, dated February 3, 2021, by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550,000 senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200,000 (the “Term Loan”) and (ii) a $350,000 senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, the Company drew down the $200,000 Term Loan and repaid all outstanding obligations in the amount of $185,000 under the previous senior secured credit facility and terminated all commitments thereunder. The Senior Secured Credit Facility is fully secured with a first lien on the Company’s assets. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. Out of the total Senior Secured Credit Facility, $332,500 remains undrawn as of June 30, 2026. In addition, the Company has an outstanding letter of credit amounting to $771 against the available Revolving Facility.

At the Company’s election, loans made under the Credit Agreement will bear interest at (i) Secured Overnight Financing Rate (“SOFR”) plus a margin of between 1.875% and 2.625% per annum depending on the Company’s Consolidated Net Leverage Ratio (as defined in the Credit Agreement), plus an adjustment of 0.10% per annum or (ii) the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.875% and 1.625% per annum depending on the Company’s Consolidated Net Leverage Ratio. Interest shall be payable at the end of the selected interest period. The effective interest rate of the facility was 5.6% and 6.4% for the six months ended June 30, 2026 and 2025, respectively.

The Company accounted for the refinancing in accordance with ASC 470, Debt, as a modification of existing debt, and accordingly the debt issuance cost of $3,397 incurred on the Senior Secured Credit Facility along with the $580 of remaining deferred financing costs of the previous senior secured credit facility were capitalized and were recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets. These deferred financing costs are being amortized over the term of the Senior Secured Credit Facility on a straight-line basis. During the six months ended June 30, 2026, the Company borrowed $10,000 against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility. As of June 30, 2026, the outstanding balance of the Term Loan was $182,500 and Revolving Facility was $17,500.

The Senior Secured Credit Facility contains certain financial maintenance covenants including a Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). The Credit Agreement includes customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, engage in transactions with affiliates and make certain asset dispositions. Additionally, the Company is required to submit periodic financial covenant letters that would include the Company’s current Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio, among others. As of June 30, 2026, the applicable Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio were 3.25 and 1.25, respectively, and the Company was in compliance with these covenants.

The Company determined that the Term Loan is classified as Level 3 and the relevant fair value as of June 30, 2026 was approximately equal to its carrying value. The fair value of the Term Loan as of December 31, 2025 was $193,852.

As of June 30, 2026, the repayment schedule for the Term Loan and Revolving Facility borrowings was as follows:

Year ended December 31,
Remainder of 2026	$—
2027	12,500
2028	20,000
2029	167,500
2030	—
2031 and thereafter	—
Total*	$200,000

*Includes $5,000 repayable against the Term Loan within the 12-month period ending June 30, 2027. The Company intends to draw against the available Revolving Facility to pay off Term Loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of June 30, 2026.

NOTE 8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of June 30, 2026, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
Remainder of 2026	$95,167
2027	145,742
2028	98,483
2029	53,191
2030	2,318
2031 and thereafter	20,000
Total*	$414,902

*Includes obligations to issue shares of Class A Common Stock valued at $50,000, under a long-term strategic partnership agreement.

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

During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $52,115 and $46,471, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $105,147 and $88,458, respectively.

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

Following is the activity of restricted stock and RSUs granted by the Company:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2026	19,320,297	$13.75
Granted (1)	2,263,844	$19.12
Vested (2)	(8,999,410)	$11.41
Forfeited (3)	(553,402)	$15.95
Non-vested as of June 30, 2026 (4)	12,031,329	$16.41

(1)
During the six months ended June 30, 2026, the Company granted 2,923 shares of restricted stock and 2,260,921 RSUs to its employees, advisors and non-employee directors.
(2)
During the six months ended June 30, 2026, 7,072,368 shares of restricted stock and 1,927,042 RSUs vested.
(3)
During the six months ended June 30, 2026, 63,664 shares of restricted stock and 489,738 RSUs were forfeited.
(4)
Includes 1,996,431 unvested shares of Class A restricted stock, no unvested shares of Class B restricted stock and 10,034,898 unvested RSUs, each as of June 30, 2026.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2026	15,633,746	$13.17	9.18	$4.04
Granted	825,500	$17.41	—	$—
Exercised	(747,742)	$10.83	—	$—
Forfeited	(622,877)	$13.61	—	$—
Outstanding options as of June 30, 2026	15,088,627	$13.50	8.78	$5.14

As of June 30, 2026, the Company had 3,454,028 outstanding exercisable options with a weighted-average exercise price of $11.10.

The Company granted 825,500 options during the six months ended June 30, 2026. The Company determined the estimated weighted-average fair value of the options using the Black-Scholes-Merton method as $10.14. The following assumptions were used by the Company for the options valuation:

As of June 30, 2026
Dividend yield	0.0%
Volatility	57.1% - 58.6%
Expected Term (years)	6.1
Risk free rate of interest	3.9% - 4.2%

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

The following is a summary of PSUs not subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2026	849,183	$27.68
Granted	10,756,758	$16.95
Vested and Issued	(94,353)	$27.68
Forfeited	—	$—
Outstanding PSUs as of June 30, 2026	11,511,588	$17.65

Of the total PSUs not subject to market conditions granted by the Company, the Company determined that 283,061 PSUs were earned through June 30, 2026, of which 188,708 earned PSUs remained unissued.

The following is a summary of PSUs subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2026	5,656,459	$16.02
Granted	—	$—
Vested and Issued	(1,552,641)	$16.85
Forfeited	(27,464)	$20.79
Outstanding PSUs as of June 30, 2026	4,076,354	$15.67

Of the total PSUs subject to market conditions granted by the Company, the Company determined that 16,317,251 PSUs were earned through June 30, 2026, of which 4,076,354 earned PSUs remained unissued.

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

During the six months ended June 30, 2026, the Company issued 161,061 shares of Class A Common Stock related to the 2021 ESPP offering that ended on May 31, 2026.

The fair value of shares for the offering that commenced on June 1, 2026 was estimated at $9.50 per share, using the following assumptions, and expected to result in the issuance of approximately 158,340 shares of Class A Common Stock under this offering that will end on November 30, 2026.

As of June 30, 2026
Dividend yield	0.0%
Risk free interest rate	3.8%
Volatility	79.0%

Unrecognized stock-based compensation

The Company has $381,383 of unrecognized compensation expense related to its 12,031,329 shares of unvested restricted stock and RSUs, 13,155,088 PSUs subject to market conditions, 11,634,599 options, 11,605,941 additional PSUs that are not subject to market conditions and approximately 158,340 shares of Class A Common Stock to be issued under the 2021 ESPP offering that will end on November 30, 2026. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.80 years.

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

During the three and six months ended June 30, 2026, the Company repurchased 1,647,622 and 3,196,990 shares of Class A Common Stock, respectively, for a value of $29,902 and $55,629, respectively. As of June 30, 2026, $108,410 remained available for purchases under this discretionary plan.

Issuance of Class A Common Stock

During the six months ended June 30, 2026, the Company issued 3,905,904 shares of Class A Common Stock valued at $66,322 for the Seller Notes payment related to its Marigold’s Enterprise Business acquisition and 660,937 shares of Class A Common Stock valued at $10,958 for the earn-out payment related to its LiveIntent acquisition. In addition, 12,698 shares of Class A Common Stock valued at $218 were returned and retired due to fair value adjustment.

NOTE 11. Leases

The Company maintains leased offices and data center space in the United States of America, India, United Kingdom, Denmark, Netherlands, Czech Republic, France and Germany.

The balance for right-to-use assets and lease liabilities are as follows:

Operating Leases	As of June 30, 2026	As of December 31, 2025
Right-to-use assets - operating leases, net	$21,508	$19,101
Current portion of long-term operating lease liabilities*	$10,553	$8,944
Long-term operating lease liabilities*	$12,214	$11,715

*Current portion of long-term operating lease liabilities and long-term operating lease liabilities are included in other current liabilities and other non-current liabilities, respectively, in the condensed unaudited consolidated balance sheets.

Minimum lease obligations - future minimum payments under all operating leases as of June 30, 2026 are as follows:

Year ended December 31,
Remainder of 2026	$5,816
2027	9,485
2028	5,091
2029	3,596
2030	696
2031 and thereafter	81
Total undiscounted lease commitments	$24,765
Less: Imputed interest	(1,998)
Total discounted operating lease liabilities	$22,767

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$265,763	$—	$—	$265,763
Total assets measured at fair value	$265,763	$—	$—	$265,763
Liabilities
Acquisition-related liabilities	$—	$—	$50,905	$50,905
Total liabilities measured at fair value	$—	$—	$50,905	$50,905

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$275,401	$—	$—	$275,401
Total assets measured at fair value	$275,401	$—	$—	$275,401
Liabilities
Acquisition-related liabilities	$—	$—	$188,483	$188,483
Total liabilities measured at fair value	$—	$—	$188,483	$188,483

*Includes cash invested by the Company in money market accounts with certain financial institutions.

The fair value of the acquisition-related liabilities was estimated using the Monte-Carlo simulation model and was classified as a Level 3 financial instrument. The significant assumptions used in the model are the forecasted financial performance of the acquired businesses in future periods.

There were no transfers of financial instruments into or out of Level 3 during the six months ended June 30, 2026 and 2025.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$70,176	$37,461	$188,483	$41,864
Payments made during the period	(26,920)	(4,005)	(140,483)	(11,868)
Change in fair value	7,649	5,705	2,905	9,165
Balance, end of period	$50,905	$39,161	$50,905	$39,161

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

For the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $373 and $2,950, respectively, which included a discrete tax benefit of $688 and $1,368, respectively, related to windfall tax benefits for stock-based compensation. The effective tax rate for the three months ended June 30, 2026 was negative 4.8% on a pre-tax income of $7,800 and for the six months ended June 30, 2026 was positive 36.8% on a pre-tax loss of $8,024.

The effective tax rate for the three months ended June 30, 2026 differs from the U.S. statutory rate primarily related to windfall tax benefits associated with stock-based compensation. The effective tax rate for the six months ended June 30, 2026 differs from the U.S. statutory tax rate primarily due to (i) the limited tax benefit recognized on U.S. operating losses incurred year-to-date as the Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, (ii) non-deductible executive compensation under IRC Section 162(m), (iii) state and local taxes, (iv) incremental tax related to the base erosion and anti-abuse tax, and (v) the impact of windfall tax benefits associated with stock-based compensation.

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

NOTE 14. Net Income / (Loss) Per Share Attributable to Common Stockholders

Basic net income / (loss) per share is computed using the two-class method, by dividing the net income / (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net income / (loss) per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, RSUs and PSUs as of June 30, 2026 and 2025 of 16,296,391 and 35,115,428, respectively, are not considered as participating securities and to the extent considered anti-dilutive are excluded from the weighted average number of shares used for calculating basic and diluted net income / (loss) per share. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted net income / (loss) per share attributable to common stockholders during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Numerator for Basic and Diluted income / (loss) per share – net income / (loss) available to common stockholders	$8,173	$(12,814)	$(5,074)	$(34,414)
Denominator:
Class A Common Stock	222,648,972	198,507,575	219,850,998	196,573,719
Class B Common Stock	22,686,249	18,746,281	22,111,645	18,345,206
Denominator for Basic income / (loss) per share – weighted-average common stock	245,335,221	217,253,856	241,962,643	214,918,925
Effect of Dilutive securities	11,246,306	—	—	—
Denominator for Diluted income / (loss) per share – weighted-average common stock	256,581,527	217,253,856	241,962,643	214,918,925
Basic income / (loss) per share	$0.03	$(0.06)	$(0.02)	$(0.16)
Diluted income / (loss) per share	$0.03	$(0.06)	$(0.02)	$(0.16)

For the periods the Company was in a net loss position, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Options	4,125,883	593,713	15,088,627	986,571
Restricted Stock and RSUs	33,110	17,824,761	12,031,328	19,058,743
PSUs	1,183,891	4,564,966	4,265,042	5,115,962

NOTE 15. Subsequent Event

On July 24, 2026, the Company refinanced and replaced the existing Senior Secured Credit Facility by entering into a new credit agreement (the “2026 Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $1,000,000 senior secured credit facility (the “2026 Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $250,000 (the “2026 Term Loan”) and (ii) a $750,000 senior secured revolving credit facility (the “2026 Revolving Facility”). As of the date of issuance of these condensed unaudited consolidated financial statements, the 2026 Revolving Facility remained undrawn.

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

Macroeconomic trends

Our business and the operations of our customers depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. While core inflation has remained relatively steady for the first six months of the year, the economy continues to be impacted by the looming potential of increased inflation rates and faces further inflation risk. To date, the effects of tariffs and changes in global trade policies on the overall state of the economy and on our business have not materially impacted our costs or operations. However, the evolving tariffs and changes in global trade policies continue to cause overall economic uncertainty and may increase our costs and adversely impact our operations as well as customers’ businesses and operations. Additionally, other potentially challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our and our customers’ businesses and operations.

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

Super-scaled customers increased 17% to 197 as of June 30, 2026, compared to 168 as of June 30, 2025, primarily due to higher usage of our platform among our customers and new additions to our super-scaled customer base.

Super-scaled customer Average Revenue Per User (“ARPU”) increased 17% to $1.8 million (across 197 customers) for the three months ended June 30, 2026, compared to $1.6 million (across 168 customers) for the three months ended June 30, 2025.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the six months ended June 30, 2026 and 2025, we derived 73% and 74% of our revenues from direct platforms, respectively, and 27% and 26% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Estimates.”

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

General and administrative expenses

General and administrative expenses primarily consist of technology and infrastructure costs, employee-related costs, including salaries, bonuses, stock-based compensation and employee benefits costs associated with our executives, finance, legal, human resources and other administrative personnel, as well as accounting and legal professional services fees and platform and related infrastructure costs. We expect general and administrative expenses to increase in absolute dollars in future periods. We expect that general and administrative expenses to decrease as a percentage of revenue over the long term.

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

Other expenses, net

Other expenses, net primarily consist of changes in fair value of acquisition-related liabilities, gains and losses on assets and foreign exchange gains and losses. We expect that the magnitude of other income and expenses will depend on external factors such as foreign exchange rates and the remeasurement impact of acquisition-related liabilities, which depends on the performance of our acquisitions and could be greater than or less than our historic levels.

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

Based on the weight of existing objective evidence as of the balance sheet date which includes cumulative losses in recent years, we have concluded that the U.S. deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required. However, given anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

Year ended December 31,
Remainder of 2026	2027	2028	2029	2030 and thereafter	Total
$94,976	$116,901	$68,995	$40,757	$59,754	$381,383

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$442,766	$308,442	$839,070	$572,861
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	180,997	116,988	343,443	220,476
General and administrative expenses	75,915	62,172	149,312	116,209
Selling and marketing expenses	104,037	86,392	206,440	161,761
Research and development expenses	42,235	30,592	87,185	57,391
Depreciation and amortization	22,658	17,403	46,187	35,090
Acquisition-related expenses	—	—	1,666	—
Restructuring expenses	—	—	6,752	3,152
Total operating expenses	$425,842	$313,547	$840,985	$594,079
Income / (loss) from operations	16,924	(5,105)	(1,915)	(21,218)
Interest expenses, net	898	166	1,659	497
Other expenses, net	8,226	6,351	4,450	9,863
Total other expenses	$9,124	$6,517	$6,109	$10,360
Income / (loss) before income taxes	7,800	(11,622)	(8,024)	(31,578)
Income tax (benefit) / provision	(373)	1,192	(2,950)	2,836
Net income / (loss)	$8,173	$(12,814)	$(5,074)	$(34,414)

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenues

	Three months ended June 30,		Change
	2026	2025	Amount	%
Revenues	$442,766	$308,442	$134,324	43.5%

Revenues increased by $134.3 million, or 43.5%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in revenues is attributable to incremental revenues of $75.9 million from new customers and $58.4 million from existing customers. The acquisition of Marigold’s Enterprise Business contributed to revenues of $48.1 million.

Cost of revenues (excluding depreciation and amortization)

	Three months ended June 30,		Change
	2026	2025	Amount	%
Cost of revenues (excluding depreciation and amortization)	$180,997	$116,988	$64,009	54.7%

Cost of revenues (excluding depreciation and amortization) increased by $64.0 million, or 54.7%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase was primarily driven by $54.2 million of incremental media costs related to incremental revenues, higher employee-related costs of $5.9 million and technology expenses of $3.9 million.

General and administrative expenses

	Three months ended June 30,		Change
	2026	2025	Amount	%
General and administrative expenses	$75,915	$62,172	$13,743	22.1%

General and administrative expenses increased by $13.7 million, or 22.1%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase was primarily driven by higher technology and infrastructure costs of $14.5 million, stock-based compensation of $1.2 million, employee-related costs of $0.2 million, and professional services fees of $0.2 million, partially offset by lower other general and administrative expenses of $2.4 million.

Selling and marketing expenses

	Three months ended June 30,		Change
	2026	2025	Amount	%
Selling and marketing expenses	$104,037	$86,392	$17,645	20.4%

Selling and marketing expenses increased by $17.6 million, or 20.4%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase was primarily driven by higher employee-related costs of $12.3 million, stock-based compensation of $1.0 million and other sales and marketing-related expenses of $4.3 million.

Research and development expenses

	Three months ended June 30,		Change
	2026	2025	Amount	%
Research and development expenses	$42,235	$30,592	$11,643	38.1%

Research and development expenses increased by $11.6 million, or 38.1%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase was primarily driven by higher employee-related costs of $6.4 million, stock-based compensation of $3.6 million and consulting fees of $1.6 million.

Depreciation and amortization

	Three months ended June 30,		Change
	2026	2025	Amount	%
Depreciation and amortization	$22,658	$17,403	$5,255	30.2%

Depreciation and amortization increased by $5.3 million, or 30.2%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase was primarily driven by higher amortization expenses related to intangible assets.

Interest expenses, net

	Three months ended June 30,		Change
	2026	2025	Amount	%
Interest expenses, net	$898	$166	$732	441.0%

Interest expenses, net increased by $0.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to lower interest income earned on our money market accounts and short-term deposits.

Other expenses, net

	Three months ended June 30,		Change
	2026	2025	Amount	%
Other expenses, net	$8,226	$6,351	$1,875	29.5%

Other expenses, net increased by $1.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase in other expenses, net was primarily driven by an increase in the fair value change of acquisition-related liabilities recorded during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Income tax (benefit) / provision

	Three months ended June 30,		Change
	2026	2025	Amount	%
Income tax (benefit) / provision	$(373)	$1,192	$(1,565)	NM*

For the three months ended June 30, 2026 and 2025, the Company recorded an income tax benefit of $0.4 million and an income tax provision of $1.2 million, respectively, yielding an effective tax rate of negative 4.8% and negative 10.3%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate, primarily due to windfall tax benefits associated with stock-based compensation during the three months ended June 30, 2026, and a limited tax benefit recorded for U.S. operating losses, as the Company maintains a full valuation allowance against its U.S. deferred tax assets during the three months ended June 30, 2025.

*Not Meaningful

Comparison of the six months ended June 30, 2026 and 2025

Revenues

	Six months ended June 30,		Change
	2026	2025	Amount	%
Revenues	$839,070	$572,861	$266,209	46.5%

Revenues increased by $266.2 million, or 46.5%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in revenues is attributable to incremental revenues of $162.9 million from new customers and $103.3 million from existing customers. The acquisition of Marigold’s Enterprise Business contributed to revenues of $103.7 million.

Cost of revenues (excluding depreciation and amortization)

	Six months ended June 30,		Change
	2026	2025	Amount	%
Cost of revenues (excluding depreciation and amortization)	$343,443	$220,476	$122,967	55.8%

Cost of revenues (excluding depreciation and amortization) increased by $123.0 million, or 55.8%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily driven by $102.0 million of incremental media costs related to incremental revenues, higher employee-related costs of $12.6 million and technology expenses of $8.4 million.

General and administrative expenses

	Six months ended June 30,		Change
	2026	2025	Amount	%
General and administrative expenses	$149,312	$116,209	$33,103	28.5%

General and administrative expenses increased by $33.1 million, or 28.5%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily driven by higher technology and infrastructure costs of $27.2 million, employee-related costs of $3.9 million, professional services fees of $1.5 million and stock-based compensation of $0.6 million, partially offset by lower other general and administrative expenses of $0.1 million.

Selling and marketing expenses

	Six months ended June 30,		Change
	2026	2025	Amount	%
Selling and marketing expenses	$206,440	$161,761	$44,679	27.6%

Selling and marketing expenses increased by $44.7 million, or 27.6%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily driven by higher employee-related costs of $31.0 million, stock-based compensation of $6.6 million and other sales and marketing-related expenses of $7.1 million.

Research and development expenses

	Six months ended June 30,		Change
	2026	2025	Amount	%
Research and development expenses	$87,185	$57,391	$29,794	51.9%

Research and development expenses increased by $29.8 million, or 51.9%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily driven by an increase in employee-related costs of $16.3 million, stock-based compensation of $9.7 million and consulting fees of $3.8 million.

Depreciation and amortization

	Six months ended June 30,		Change
	2026	2025	Amount	%
Depreciation and amortization	$46,187	$35,090	$11,097	31.6%

Depreciation and amortization increased by $11.1 million, or 31.6%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily driven by higher amortization expenses related to intangible assets.

Acquisition-related expenses

	Six months ended June 30,		Change
	2026	2025	Amount	%
Acquisition-related expenses	$1,666	$—	$1,666	NM*

We recorded acquisition-related expenses of $1.7 million for the six months ended June 30, 2026 related to expenses incurred in connection with our acquisition of Marigold’s Enterprise Business, which was closed on November 24, 2025. There were no such expenses incurred during the six months ended June 30, 2025.

*Not Meaningful

Restructuring expenses

	Six months ended June 30,		Change
	2026	2025	Amount	%
Restructuring expenses	$6,752	$3,152	$3,600	114.2%

Restructuring expenses increased by $3.6 million, or 114.2% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily due to higher employee termination costs due to internal restructuring.

Interest expenses, net

	Six months ended June 30,		Change
	2026	2025	Amount	%
Interest expenses, net	$1,659	$497	$1,162	233.8%

Interest expenses, net increased by $1.2 million, or 233.8%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lower interest income earned on our money market accounts and short-term deposits.

Other expenses, net

	Six months ended June 30,		Change
	2026	2025	Amount	%
Other expenses, net	$4,450	$9,863	$(5,413)	(54.9%)

Other expenses, net decreased by $5.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This decrease in other expenses, net was driven by a decrease in the fair value change of acquisition-related liabilities of $6.4 million, primarily offset by foreign exchange loss of $1.0 million due to the depreciation of the U.S. dollar against other currencies.

Income tax (benefit) / provision

	Six months ended June 30,		Change
	2026	2025	Amount	%
Income tax (benefit) / provision	$(2,950)	$2,836	$(5,786)	NM*

For the six months ended June 30, 2026 and 2025, the Company recorded an income tax benefit of $3.0 million and an income tax provision of $2.8 million, respectively, yielding an effective tax rate of 36.8% and negative 9.0%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate, primarily due to the limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets. For the six months ended June 30, 2026, the effective tax rate was also impacted by (i) non-deductible executive compensation under IRC Section 162(m), (ii) state and local taxes, (iii) incremental tax related to the base erosion and anti-abuse tax, and (iv) the impact of windfall tax benefits associated with stock-based compensation.

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

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net income / (loss) and net income / (loss) margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income / (loss)	$8,173	$(12,814)	$(5,074)	$(34,414)
Net income / (loss) margin	1.8%	(4.2)%	(0.6)%	(6.0)%
Add back:
Depreciation and amortization	22,658	17,403	46,187	35,090
Acquisition-related expenses	—	—	1,666	—
Restructuring expenses	—	—	6,752	3,152
Stock-based compensation	52,115	46,471	105,147	88,458
Other expenses, net	8,226	6,351	4,450	9,863
Interest expenses, net	898	166	1,659	497
Income tax (benefit) / provision	(373)	1,192	(2,950)	2,836
Adjusted EBITDA	$91,697	$58,769	$157,837	$105,482
Adjusted EBITDA margin	20.7%	19.1%	18.8%	18.4%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.

As of June 30, 2026, we had cash and cash equivalents of $310.0 million and net working capital, consisting of current assets less current liabilities of $393.2 million. As of June 30, 2026, we had an accumulated deficit of $1,064.9 million.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2026	2025
Net cash provided by / (used for):
Cash provided by operating activities	$118,914	$76,848
Cash used for investing activities	(70,916)	(16,240)
Cash used for financing activities	(58,647)	(61,396)
Effect of exchange rate changes on cash and cash equivalents	837	(55)
Net decrease in cash and cash equivalents	$(9,812)	$(843)

Net cash provided by operating activities

During the six months ended June 30, 2026, net cash provided by operating activities of $118.9 million resulted primarily from adjusted non-cash items of $152.6 million, more than offsetting our net loss of $5.1 million. Non-cash items include stock-based compensation of $105.1 million, depreciation and amortization expense of $46.2 million and a change in fair value of acquisition-related liabilities of $2.8 million. Changes in operating assets and liabilities were primarily driven by increases in accounts receivable of $5.3 million and decreases in accrued expenses and other current liabilities of $11.5 million, accounts payable of $8.6 million and deferred revenue of $1.3 million, as well as payment of acquisition-related liabilities of $4.8 million related to the LiveIntent acquisition, partially offset by a decrease in other current assets of $2.4 million and other non-current assets of $0.3 million and an increase in other non-current liabilities of $0.2 million.

During the six months ended June 30, 2025, net cash provided by operating activities of $76.8 million resulted primarily from adjusted non-cash items of $135.1 million, more than offsetting our net loss of $34.4 million. Non-cash items include stock-based compensation of $88.5 million, depreciation and amortization expense of $35.1 million and a change in fair value of acquisition-related liabilities of $9.2 million. Changes in operating assets and liabilities were primarily driven by increases in accounts receivable of $19.1 million and other current assets of $0.7 million and decreases in deferred revenue of $6.5 million and accrued expenses and other current liabilities of $3.5 million, partially offset by an increase in accounts payable of $2.7 million and other non-current liabilities of $1.2 million and decreases in prepaid expenses of $1.9 million.

Net cash used for investing activities

During the six months ended June 30, 2026, we used $70.9 million of cash for investing activities, primarily consisting of business and asset acquisitions and other investments of $50.8 million (net of cash acquired), website and software development costs of $12.3 million, and capital expenditures of $7.8 million (including a $1.3 million investment in data and partnership agreements).

During the six months ended June 30, 2025, we used $16.2 million of cash for investing activities, primarily consisting of website and software development costs of $10.0 million, capital expenditures of $5.1 million (including a $2.6 million investment in data and partnership agreements), and $1.2 million for certain acquisition-related liabilities related to the LiveIntent acquisition.

Net cash used for financing activities

During the six months ended June 30, 2026, we used $58.6 million of cash for financing activities, primarily due to the repurchase of $55.6 million of shares of our common stock repurchased under the 2025 SRP (as defined below), including the RSA Withholding Program (as defined below) and payment of acquisition-related liabilities of $8.4 million, partially offset by receipts from the ESPP and exercise of options of $5.4 million.

During the six months ended June 30, 2025, we used $61.4 million of cash for financing activities, primarily due to the repurchase of $57.9 million of shares of our common stock repurchased under our prior stock repurchase program and RSA Withholding Program and payment of acquisition-related liabilities of $6.3 million, partially offset by receipts from the ESPP and exercise of options of $2.9 million.

Debt

On August 30, 2024, we refinanced and replaced our previous senior secured credit facility, dated February 3, 2021, by entering into a new credit agreement (the “Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $550.0 million senior secured credit facility (the “Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $200.0 million (the “Term Loan”) and (ii) a $350.0 million senior secured revolving credit facility (the “Revolving Facility”). Concurrently with entering into the Credit Agreement, we drew down the $200.0 million Term Loan and repaid all outstanding obligations in the amount of $185.0 million under the previous senior secured credit facility and terminated all commitments thereunder. Interest shall be payable at the end of the selected interest period. We are required to repay the principal balance and any unpaid accrued interest on the Senior Secured Credit Facility on August 30, 2029. As of June 30, 2026, we had $197.5 million (net of $2.5 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

We are currently in compliance with our financial covenants under the Senior Secured Credit Facility, and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow. During the six months ended June 30, 2026, we borrowed $10.0 million against the Revolving Facility and repaid the same amount against the Term Loan under the Senior Secured Credit Facility.

Contractual obligations

There have been no material changes to our contractual obligations as compared to the contractual obligations described in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Annual Report, other than those which occur in the normal course of business. See “Note 8. Commitments and Contingencies” to our condensed unaudited consolidated financial statements for disclosures on commitments and contingencies.

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

As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2025 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2025 SRP during the three months ended June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the six months ended June 30, 2026 from the disclosure included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. There have been no material changes to the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2025 Annual Report, other than as follows:

In re Zeta Global Holdings Corporation Securities Litigation

On July 8, 2026, the U.S. District Court for the Southern District of New York denied the motion to dismiss previously filed on July 11, 2025 by the Company and the individual defendants; the case will now proceed to discovery. We are vigorously defending ourselves against this lawsuit, and we believe the claims made in the report are without merit. This matter remains in the early stages of the legal process, and as a result, the Company is not able to estimate a range of possible loss.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended June 30, 2026 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2026 – April 30, 2026	68,526	$14.59	68,526	$137.3
May 1, 2026 – May 31, 2026	1,044,022	$17.12	1,044,022	$119.4
June 1, 2026 – June 30, 2026	535,074	$20.56	535,074	$108.4
Total	1,647,622		1,647,622

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

*The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zeta Global Holdings Corp.

Date: August 5, 2026	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)