Form 10-Q
period 2026-09-30
Zeta Global Holdings Corp.
filed 2026-11-09
CIK 1851003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

The total number of shares of the registrant’s common stock outstanding as of November 2, 2026 was 255,458,977, comprised of 231,820,551 shares of Class A Common Stock and 23,638,426 shares of Class B Common Stock.

ZETA GLOBAL HOLDINGS CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2026

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
•
Catastrophic events such as pandemics, hurricanes, wildfires, tornadoes, earthquakes, flooding, droughts and power outages, and business and operational interruption by man-made problems such as war, conflicts and acts of terrorism; and
•
Other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the Securities and Exchange Commission (“SEC”)

You should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q should not be construed to be exhaustive and speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Unaudited Consolidated Balance Sheets

(In thousands, except shares and par values)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$340,085	$319,764
Accounts receivable, net of allowance of $4,528 and $3,832 as of September 30, 2026 and December 31, 2025, respectively	370,252	322,391
Prepaid expenses	43,769	28,970
Other current assets	10,397	14,658
Total current assets	$764,503	$685,783
Non-current assets:
Property and equipment, net	$20,471	$15,393
Website and software development costs, net	37,463	31,520
Right-to-use assets - operating leases, net	19,480	19,101
Intangible assets, net	161,930	217,943
Goodwill	532,466	527,886
Deferred tax assets, net	2,482	1,211
Other non-current assets	91,768	4,687
Total non-current assets	$866,060	$817,741
Total assets	$1,630,563	$1,503,524
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,958	$40,136
Accrued expenses	214,081	179,087
Acquisition-related liabilities	25,169	149,036
Deferred revenue	40,066	35,398
Other current liabilities	29,576	25,824
Total current liabilities	$331,850	$429,481
Non-current liabilities:
Long-term borrowings	$243,949	$197,083
Acquisition-related liabilities	28,020	39,447
Deferred tax liabilities, net	15,014	17,268
Other non-current liabilities	13,598	15,656
Total non-current liabilities	$300,581	$269,454
Total liabilities	$632,431	$698,935
Commitments and contingencies (See Note 8)
Stockholders’ equity:
Class A Common Stock $0.001 par value, up to 3,750,000,000 shares authorized, 228,238,382 and 221,182,306 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$228	$221
Class B Common Stock $0.001 par value, up to 50,000,000 shares authorized, 23,638,426 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	24	24
Additional paid-in capital	2,030,226	1,863,695
Accumulated deficit	(1,026,618)	(1,059,817)
Accumulated other comprehensive (loss) / gain	(5,728)	466
Total stockholders’ equity	$998,132	$804,589
Total liabilities and stockholders’ equity	$1,630,563	$1,503,524

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income / (Loss)

(In thousands, except shares and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$492,658	$337,169	$1,331,728	$910,030
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	195,633	133,224	539,076	353,700
General and administrative expenses	74,976	56,393	224,288	172,602
Selling and marketing expenses	109,444	85,315	315,884	247,076
Research and development expenses	41,539	29,812	128,724	87,203
Depreciation and amortization	21,139	17,191	67,326	52,281
Acquisition-related expenses	1,356	6,482	3,022	6,482
Restructuring expenses	2,623	—	9,375	3,152
Total operating expenses	$446,710	$328,417	$1,287,695	$922,496
Income / (loss) from operations	45,948	8,752	44,033	(12,466)
Interest expenses / (income), net	909	(180)	2,568	317
Other expenses, net	2,745	11,726	7,195	21,589
Total other expenses	$3,654	$11,546	$9,763	$21,906
Income / (loss) before income taxes	42,294	(2,794)	34,270	(34,372)
Income tax provision	4,021	840	1,071	3,676
Net income / (loss)	$38,273	$(3,634)	$33,199	$(38,048)
Other comprehensive (income) / loss:
Foreign currency translation adjustment	(627)	112	6,194	198
Total comprehensive income / (loss)	$38,900	$(3,746)	$27,005	$(38,246)
Net income / (loss) per share
Net income / (loss) available to common stockholders	$38,273	$(3,634)	$33,199	$(38,048)
Basic income / (loss) per share	$0.15	$(0.02)	$0.14	$(0.17)
Diluted income / (loss) per share	$0.14	$(0.02)	$0.13	$(0.17)
Weighted average number of shares used to compute net income / (loss) per share
Basic	249,847,402	222,440,882	244,621,595	217,453,797
Diluted	264,631,219	222,440,882	254,871,489	217,453,797

The Company recorded stock-based compensation under respective lines of the above condensed unaudited consolidated statements of operations and comprehensive income / (loss):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenues (excluding depreciation and amortization)	$132	$344	$562	$907
General and administrative expenses	14,259	14,030	45,175	44,345
Selling and marketing expenses	24,164	22,208	72,738	64,213
Research and development expenses	11,423	9,050	36,650	24,625
Total	$49,978	$45,632	$155,125	$134,090

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Nine months ended September 30, 2026
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Gain / (Loss)	Total
Balance as of January 1, 2026(1)	221,182,306	$221	23,638,426	$24	$1,863,695	$(1,059,817)	$466	$804,589
Shares issued in connection with certain agreements	3,905,904	4	—	—	66,318	—	—	66,322
Restricted stock grants	1,228	—	—	—	—	—	—	—
Restricted stock forfeitures	(42,970)	—	—	—	—	—	—	—
Shares repurchased	(1,549,368)	(2)	—	—	(25,725)	—	—	(25,727)
Performance stock units vested	686,553	1	—	—	(1)	—	—	—
Options exercised	45,275	—	—	—	302	—	—	302
Stock-based compensation	—	—	—	—	53,961	—	—	53,961
Restricted stock units vested	836,032	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(5,875)	(5,875)
Net loss	—	—	—	—	—	(13,247)	—	(13,247)
Balance as of March 31, 2026(2)	225,064,960	$225	23,638,426	$24	$1,958,549	$(1,073,064)	$(5,409)	$880,325
Shares issued in connection with certain agreements	648,239	1	—	—	10,739	—	—	10,740
Restricted stock grants	1,695	—	—	—	—	—	—	—
Restricted stock forfeitures	(20,694)	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	161,061	—	—	—	2,456	—	—	2,456
Shares repurchased	(1,647,622)	(1)	—	—	(29,901)	—	—	(29,902)
Performance stock units vested	960,441	1	—	—	(1)	—	—	—
Options exercised	455,486	—	—	—	2,606	—	—	2,606
Stock-based compensation	—	—	—	—	53,045	—	—	53,045
Restricted stock units vested	1,091,010	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(946)	(946)
Net income	—	—	—	—	—	8,173	—	8,173
Balance as of June 30, 2026(3)	226,714,576	$227	23,638,426	$24	$1,997,492	$(1,064,891)	$(6,355)	$926,497
Shares issued in connection with certain agreements	326,686	—	—	—	10,130	—	—	10,130
Restricted stock grants	41,318	—	—	—	—	—	—	—
Restricted stock forfeitures	(28,417)	—	—	—	—	—	—	—
Shares repurchased	(1,280,261)	(1)	—	—	(29,883)	—	—	(29,884)
Performance stock units vested	1,133,246	1	—	—	(1)	—	—	—
Options exercised	554,767	—	—	—	2,945	—	—	2,945
Stock-based compensation(4)	—	—	—	—	49,544	—	—	49,544
Restricted stock units vested	776,467	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	627	627
Net income	—	—	—	—	—	38,273	—	38,273
Balance as of September 30, 2026(5)	228,238,382	$228	23,638,426	$24	$2,030,226	$(1,026,618)	$(5,728)	$998,132

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

4. Excludes $1,558 of stock-based compensation related to shares issued in connection with a long-term strategic partnership agreement.

5. Includes 226,704,999 outstanding shares of Class A Common Stock, 23,638,426 outstanding shares of Class B Common Stock, 1,533,383 unvested shares of Class A restricted stock and no unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

	Nine months ended September 30, 2025
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Total
Balance as of January 1, 2025(6)	213,175,179	$213	24,095,071	$24	$1,706,885	$(1,028,308)	$(2,013)	$676,801
Shares issued in connection with certain agreements	197,028	—	—	—	3,667	—	—	3,667
Restricted stock grants	30,388	—	—	—	—	—	—	—
Restricted stock forfeitures	(247,629)	—	—	—	—	—	—	—
Shares repurchased	(1,616,625)	(1)	—	—	(25,010)	—	—	(25,011)
Performance stock units vested	312,724	—	—	—	—	—	—	—
Options exercised	15,368	—	—	—	123	—	—	123
Stock-based compensation	—	—	—	—	42,638	—	—	42,638
Restricted stock units vested	100,513	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	(21,600)	—	(21,600)
Balance as of March 31, 2025(7)	211,966,946	$212	24,095,071	$24	$1,728,303	$(1,049,908)	$(2,034)	$676,597
Shares issued in connection with certain agreements	50,736	—	—	—	667	—	—	667
Purchase price allocation adjustments	—	—	—	—	(9,006)	—	—	(9,006)
Restricted stock grants	189,508	—	—	—	—	—	—	—
Restricted stock forfeitures	(101,057)	—	—	—	—	—	—	—
Shares issued in connection with employee stock purchase plan	170,483	—	—	—	1,904	—	—	1,904
Shares repurchased	(2,673,451)	(2)	—	—	(32,046)	—	—	(32,048)
Performance stock units vested	2,201,123	2	—	—	(2)	—	—	—
Options exercised	129,712	—	—	—	853	—	—	853
Stock-based compensation	—	—	—	—	47,168	—	—	47,168
Restricted stock units vested	1,329,264	1	—	—	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(65)	(65)
Net loss	—	—	—	—	—	(12,814)	—	(12,814)
Balance as of June 30, 2025(8)	213,263,264	$213	24,095,071	$24	$1,737,840	$(1,062,722)	$(2,099)	$673,256
Shares issued in connection with certain agreements	33,025	—	—	—	500	—	—	500
Restricted stock grants	61,056	—	—	—	—	—	—	—
Restricted stock forfeitures	(94,663)	—	—	—	—	—	—	—
Shares repurchased	(1,668,508)	(1)	—	—	(28,032)	—	—	(28,033)
Performance stock units vested	1,496,929	1	—	—	(1)	—	—	—
Options exercised	132,064	—	—	—	770	—	—	770
Stock-based compensation	—	—	—	—	46,458	—	—	46,458
Class B common stock transferred to Class A common stock	424,423	—	(424,423)	—	—	—	—	—
Restricted stock units vested	507,971	1	—	—	—	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	(112)	(112)
Net loss	—	—	—	—	—	(3,634)	—	(3,634)
Balance as of September 30, 2025(9)	214,155,561	$214	23,670,648	$24	$1,757,535	$(1,066,356)	$(2,211)	$689,206

6. Includes 193,189,610 outstanding shares of Class A Common Stock, 17,776,198 outstanding shares of Class B Common Stock, 19,985,569 unvested shares of Class A restricted stock and 6,318,873 unvested shares of Class B restricted stock.

7. Includes 196,372,966 outstanding shares of Class A Common Stock, 18,593,583 outstanding shares of Class B Common Stock, 15,593,980 unvested shares of Class A restricted stock and 5,501,488 unvested shares of Class B restricted stock.

8. Includes 200,966,624 outstanding shares of Class A Common Stock, 19,410,968 outstanding shares of Class B Common Stock, 12,296,640 unvested shares of Class A restricted stock and 4,684,103 unvested shares of Class B restricted stock.

9. Includes 204,678,928 outstanding shares of Class A Common Stock, 20,157,606 outstanding shares of Class B Common Stock, 9,476,633 unvested shares of Class A restricted stock and 3,513,042 unvested shares of Class B restricted stock.

See accompanying notes to condensed unaudited consolidated financial statements.

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income / (loss)	$33,199	$(38,048)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	67,326	52,281
Stock-based compensation	155,125	134,090
Deferred income taxes	(1,455)	(172)
Change in fair value of acquisition-related liabilities	5,044	20,659
Others, net	754	4,144
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(48,516)	(40,314)
Prepaid expenses	(9,647)	(15,205)
Other current assets	5,183	(1,307)
Other non-current assets	(14,112)	766
Deferred revenue	4,936	(6,356)
Accounts payable	(18,824)	(14,929)
Accrued expenses and other current liabilities	38,270	38,848
Other non-current liabilities	(2,203)	310
Payment of acquisition-related liabilities	(4,820)	—
Net cash provided by operating activities	$210,260	$134,767
Cash flows from investing activities:
Capital expenditures	(10,862)	(10,558)
Website and software development costs	(19,359)	(15,112)
Acquisitions and other investments, net of cash acquired	(51,061)	(1,202)
Loan advances	(70,000)	—
Net cash used for investing activities	$(151,282)	$(26,872)
Cash flows from financing activities:
Cash paid for acquisition-related liabilities	(8,382)	(6,333)
Proceeds from credit facilities, net of issuance cost	255,799	6,250
Issuance under employee stock purchase plan	2,456	1,904
Exercise of options	5,853	1,741
Repurchase of shares	(85,513)	(85,964)
Repayments against the credit facilities	(210,000)	(6,250)
Net cash used for financing activities	$(39,787)	$(88,652)
Effect of exchange rate changes on cash and cash equivalents	1,130	(216)
Net increase in cash and cash equivalents	$20,321	$19,027
Cash and cash equivalents, beginning of period	319,764	366,157
Cash and cash equivalents, end of period	$340,085	$385,184
Supplemental cash flow disclosures including non-cash activities:
Cash paid for interest, net	$2,292	$1,027
Cash paid for income taxes, net	$6,107	$2,033
Liability established in connection with acquisitions	$11,997	$20,659
Capitalized stock-based compensation as website and software development	$2,983	$2,174
Shares issued in connection with acquisitions and other agreements	$87,192	$4,833
Right-to-use assets established	$7,450	$4,208
Operating lease liabilities established	$7,448	$4,187
Non-cash consideration for website and software development	$972	$1,082

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

NOTE 2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of consolidation:

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2025 consolidated financial statements data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2026, the results of operations, comprehensive income / (loss) and changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes for the year ended December 31, 2025, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

Contract assets and liabilities

Contract assets represent revenue recognized for contracts that have not been invoiced to customers. Total contract assets were $10,295 and $12,924 as of September 30, 2026 and December 31, 2025, respectively, and are included in the accounts receivables, net, in the condensed unaudited consolidated balance sheets.

Contract liabilities consist of deferred revenues that represent amounts billed to the customers in excess of the revenue recognized. Deferred revenues are subsequently recorded as revenues when earned in accordance with the Company’s revenue recognition policies. Deferred revenue as of September 30, 2026 and December 31, 2025, were $40,066 and $35,398, respectively. During the nine months ended September 30, 2026 and 2025, revenue recognized from deferred revenue was $33,550 and $20,930, respectively.

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

As of September 30, 2026, the Company’s remaining performance obligations for the next 12 months and thereafter were approximately $227,700 and $104,200, respectively.

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

The following table summarizes disaggregation for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Direct platform revenue	71%	75%	72%	75%
Integrated platform revenue	29%	25%	28%	25%

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

The CODM uses net income / (loss) and Adjusted EBITDA to allocate resources. Adjusted EBITDA is defined as the Company’s net income / (loss) adjusted for stock-based compensation, interest expenses/ (income), net, income taxes, depreciation and amortization, acquisition-related expenses, restructuring expenses, other expenses / (income) and certain non-recurring expenses. The CODM uses net income / (loss) for budget-to-actual variances on a quarterly basis when making decisions about allocating capital and personnel resources of the Company.

Revenues and long-lived assets by geographic region are based on the physical location of the customers being served or the assets are as follows:

Revenues by geographic region consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
US	$455,340	$325,207	$1,217,327	$878,358
International	37,318	11,962	114,401	31,672
Total revenues	$492,658	$337,169	$1,331,728	$910,030

Total long-lived assets (including right-to-use assets) by geographic region consisted of the following:

	As of
	September 30, 2026	December 31, 2025
US	$28,080	$22,882
International	11,871	11,612
Total long-lived assets	$39,951	$34,494

(e) Concentration of credit risk:

One customer accounted for more than 10% of the Company’s total revenues during both the nine months ended September 30, 2026 and 2025.

Financial instruments that potentially subject the Company to concentration risk consist primarily of accounts receivable from customers. As of both September 30, 2026 and December 31, 2025, there was one customer that represented more than 10% of the Company’s accounts receivables balance. The Company continuously monitors whether there is an expected credit loss arising from customers, and accordingly makes provisions as warranted.

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

NOTE 3. Intangible Assets, Net

The details of intangible assets and related accumulated amortization are set forth below:

	As of September 30, 2026			As of December 31, 2025
	Gross value	Accumulated amortization	Net Value	Gross value	Accumulated amortization	Net Value
Data supply relationships	$67,675	$(60,259)	$7,416	$66,425	$(51,824)	$14,601
Tradenames	26,211	(8,520)	17,691	27,280	(5,125)	22,155
Completed technologies	120,014	(66,269)	53,745	123,232	(48,759)	74,473
Customer relationships	176,138	(93,060)	83,078	183,993	(77,279)	106,714
Intangible assets, net	$390,038	$(228,108)	$161,930	$400,930	$(182,987)	$217,943

Amortization expense of intangible assets for the three and nine months ended September 30, 2026 was $13,617 and $45,371, respectively, and for the three and nine months ended September 30, 2025 was $10,881 and $33,463, respectively. As of September 30, 2026, the cumulative foreign currency translation adjustment related to intangible assets was $1,948.

Weighted average useful life of the unamortized intangible assets as of September 30, 2026 was 4.36 years. As of September 30, 2026, based on the amount of intangible assets subject to amortization, the Company’s estimated future amortization over the next five years and beyond are as follows:

Year ending December 31,
Remainder of 2026	$14,133
2027	48,647
2028	33,128
2029	24,329
2030	20,796
2031 and thereafter	20,897
Total	$161,930

NOTE 4. Goodwill

The following is a summary of the carrying amount of goodwill:

Balance as of January 1, 2026	$527,886
Purchase price allocation adjustments	9,444
Foreign currency translation	(4,864)
Balance as of September 30, 2026	$532,466

There were no events during the nine months ended September 30, 2026 to which an impairment analysis would be warranted.

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

The Company may also agree to pay a portion of the purchase price for certain acquisitions in the form of contingent consideration. The unpaid amounts of these liabilities are included in the acquisition-related liabilities on the condensed unaudited consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Marigold’s Enterprise Business

On September 27, 2025, the Company entered into a Purchase Agreement with Marigold Group, Inc. (“MGI”), Campaign Monitor Europe UK Ltd. (“CMEUK”), and Selligent Holdings Limited (“Selligent Holdings” together with MGI and CMEUK, the “Sellers”) to acquire the Sellers’ enterprise business (“Marigold’s Enterprise Business”). The Company closed this acquisition on November 24, 2025 (the “Closing”). The Company concluded that the transaction represents an acquisition of a business under ASC 805, Business Combinations. The fair value of the aggregate purchase consideration for the Marigold’s Enterprise Business acquisition was $303,608, including $13,394 paid for cash acquired as part of this acquisition. The Company paid $89,101 (net of cash acquired) and issued 5,329,070 shares of Class A Common Stock with the remaining consideration as seller notes (the “Seller Notes”). During the nine months ended September 30, 2026, the Company made cash payments of $50,811 related to the Seller Notes and the working capital adjustment under the Purchase Agreement and issued 3,905,904 shares of Class A Common Stock valued at $66,322 in settlement of the Seller Notes.

During the three months ended September 30, 2026, the Company finalized the purchase price allocation for its Marigold’s Enterprise Business acquisition. Accordingly, the Company has recognized $73,050 as customer relationships intangibles, $49,540 as completed technologies, $11,490 as tradenames, $217,353 as goodwill, and $47,825 as other net liabilities associated with this acquisition. The Company amortizes the intangible assets over the weighted average life of 6.00 years.

Prior to the acquisition, Marigold’s Enterprise Business was a global marketing software business. The principal activities of Marigold’s Enterprise Business consisted of loyalty services, development and provision of marketing technologies, including email marketing software to marketers and agencies both domestically and overseas. Marigold’s Enterprise Business primarily focuses on enterprise customers with sophisticated, large-scale and complex requirements. The Company incurred nil, $1,666 and $20,281 as acquisition-related expenses related to this acquisition during the three and nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.

Goodwill acquired by the Company in its Marigold’s Enterprise Business acquisition is not deductible for tax purposes.

NOTE 6. Acquisition-Related Liabilities

The following is a summary of acquisition-related liabilities:

	LiveIntent	Marigold’s Enterprise Business	Total
Balance as of January 1, 2026	$65,353	$123,130	$188,483
Payments made during the period	(24,161)	(116,322)	(140,483)
Change in fair value	11,997	(6,808)	5,189
Balance as of September 30, 2026	$53,189	$—	$53,189

As of September 30, 2026, the Company revised the forecasted financial performance of the business acquired in its LiveIntent acquisition compared to the estimates used in the initial purchase price allocation. As such, the Company recorded changes in the fair value, which are included in “Other expenses, net” on the condensed unaudited consolidated statements of operations and comprehensive income / (loss).

NOTE 7. Credit Facilities

The Company’s long-term borrowings are as follows:

	As of September 30, 2026	As of December 31, 2025
Credit facility	$250,000	$200,000
Less: Unamortized deferred financing cost	(6,051)	(2,917)
Long-term borrowings	$243,949	$197,083

On August 30, 2024, the Company refinanced and replaced its previous senior secured credit facility, dated February 3, 2021, by entering into a new credit agreement with a syndicate of financial institutions and institutional lenders, providing for a five-year $550,000 senior secured credit facility (the “Existing Senior Secured Credit Facility”), which consisted of (i) a senior secured term loan in an aggregate principal amount of $200,000 and (ii) a $350,000 senior secured revolving credit facility. Concurrently with entering into the credit agreement, the Company drew down the $200,000 term loan and repaid all outstanding obligations in the amount of $185,000 under the previous senior secured credit facility and terminated all commitments thereunder. The effective interest rate on this facility was 6.4% for the nine months ended September 30, 2025.

On July 24, 2026, the Company refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “2026 Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $1,000,000 senior secured credit facility (the “2026 Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $250,000 (the “2026 Term Loan”) and (ii) a $750,000 senior secured revolving credit facility (the “2026 Revolving Facility”). Concurrently with entering into the 2026 Credit Agreement, the Company drew down the $250,000 of 2026 Term Loan and repaid all outstanding obligations in the amount of $200,000 under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. The 2026 Senior Secured Credit Facility is fully secured with a first lien on the Company’s assets. The extensions of credit may be used solely (a) to refinance existing indebtedness, (b) to pay any expenses associated with this line of credit agreement, (c) for acquisitions, and (d) for other general corporate purposes. The Company is required to repay the principal balance and any unpaid accrued interest on the 2026 Senior Secured Credit Facility on July 24, 2031. Out of the total 2026 Senior Secured Credit Facility, $750,000 remains undrawn as of September 30, 2026. In addition, the Company has an outstanding letter of credit amounting to $3,120 against the available 2026 Revolving Facility.

At the Company’s election, loans made under the 2026 Credit Agreement will bear interest at (i) Secured Overnight Financing Rate (“SOFR”) plus a margin of between 1.750% and 2.500% per annum depending on the Company’s Consolidated Net Leverage Ratio (as defined in the 2026 Credit Agreement) or (ii) the Base Rate (as defined in the 2026 Credit Agreement) plus a margin of between 0.750% and 1.500% per annum depending on the Company’s Consolidated Net Leverage Ratio. Interest shall be payable at the end of the selected interest period. The effective interest rate of the facility was 5.6% for the nine months ended September 30, 2026.

The Company accounted for the refinancing in accordance with ASC 470, Debt, as a modification of existing debt, and accordingly the debt issuance costs of $4,201 incurred on the 2026 Senior Secured Credit Facility along with the $2,087 of remaining deferred financing costs of the Existing Senior Secured Credit Facility were capitalized and were recognized as a reduction in long-term borrowings in the condensed unaudited consolidated balance sheets. These deferred financing costs are being amortized over the term of the 2026 Senior Secured Credit Facility on a straight-line basis. A portion of the refinancing was accounted for as a debt extinguishment, resulting in a loss of $383 included in “Interest expenses / (income), net” on the condensed unaudited consolidated statements of operations and comprehensive income / (loss). As of September 30, 2026, the outstanding balance of the 2026 Term Loan was $250,000. The 2026 Revolving Facility was undrawn as of September 30, 2026.

The 2026 Senior Secured Credit Facility contains certain financial maintenance covenants including a Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio (each as defined in the 2026 Credit Agreement). The 2026 Credit Agreement includes customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, engage in transactions with affiliates and make certain asset dispositions. Additionally, the Company is required to submit periodic financial covenant letters that would include the Company’s current Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio, among others. As of September 30, 2026, the applicable Consolidated Net Leverage Ratio and Consolidated Fixed Charge Coverage Ratio were 3.25 and 1.25, respectively, as per the 2026 Senior Secured Credit Facility and the Company was in compliance with these covenants.

The Company determined that the 2026 Term Loan is classified as Level 3 and the relevant fair value as of September 30, 2026 was approximately equal to its carrying value. The fair value of the term loan under the Existing Senior Secured Credit Facility as of December 31, 2025 was $193,852.

As of September 30, 2026, the repayment schedule for the 2026 Term Loan and the 2026 Revolving Facility borrowings was as follows:

Year ended December 31,
Remainder of 2026	$1,563
2027	7,812
2028	12,500
2029	14,063
2030	18,750
2031 and thereafter	195,312
Total*	$250,000

*Includes $6,250 repayable against the 2026 Term Loan within the 12-month period ending September 30, 2027. The Company intends to draw against the available 2026 Revolving Facility to pay off the 2026 Term Loan installments and therefore the total borrowings are included in “Long-term borrowings” on the condensed unaudited consolidated balance sheets as of September 30, 2026.

NOTE 8. Commitments and Contingencies

(a) Purchase obligations

The Company entered into non-cancelable vendor agreements to purchase services. As of September 30, 2026, the Company was party to outstanding purchase contracts as follows:

Year ended December 31,
Remainder of 2026	$46,563
2027	146,344
2028	108,212
2029	64,484
2030	13,549
2031 and thereafter	71,600
Total*	$450,752

*Includes obligations to issue shares of Class A Common Stock valued at $40,000, under a long-term strategic partnership agreement.

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

During the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $49,978 and $45,632, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense of $155,125 and $134,090, respectively.

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

Following is the activity of restricted stock and RSUs granted by the Company:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2026	19,320,297	$13.75
Granted (1)	3,053,946	$19.41
Vested (2)	(10,251,826)	$11.57
Forfeited (3)	(794,984)	$15.94
Non-vested as of September 30, 2026 (4)	11,327,433	$17.10

(1)
During the nine months ended September 30, 2026, the Company granted 44,241 shares of restricted stock and 3,009,705 RSUs to its employees, advisors and non-employee directors.
(2)
During the nine months ended September 30, 2026, 7,548,317 shares of restricted stock and 2,703,509 RSUs vested.
(3)
During the nine months ended September 30, 2026, 92,081 shares of restricted stock and 702,903 RSUs were forfeited.

(4)
Includes 1,533,383 unvested shares of Class A restricted stock, no unvested shares of Class B restricted stock and 9,794,050 unvested RSUs, each as of September 30, 2026.

Stock options

Following is the summary of transactions under the Plans and the 2021 Plan:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (per share)
Outstanding options as of January 1, 2026	15,633,746	$13.17	9.18	$4.04
Granted	1,268,000	$18.61	—	$—
Exercised	(1,499,916)	$11.12	—	$—
Forfeited	(847,202)	$13.41	—	$—
Outstanding options as of September 30, 2026	14,554,628	$13.84	8.60	$7.51

As of September 30, 2026, the Company had 3,483,991 outstanding exercisable options with a weighted-average exercise price of $11.29.

The Company granted 1,268,000 options during the nine months ended September 30, 2026. The Company determined the estimated weighted-average fair value of the options using the Black-Scholes-Merton method as $10.78. The following assumptions were used by the Company for the options valuation:

As of September 30, 2026
Dividend yield	0.0%
Volatility	57.1% - 58.6%
Expected Term (years)	5.9 - 6.1
Risk free rate of interest	3.9% - 4.2%

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

The following is a summary of PSUs not subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2026	849,183	$27.68
Granted	10,756,758	$16.95
Vested and Issued	(117,942)	$27.68
Forfeited	—	$—
Outstanding PSUs as of September 30, 2026	11,487,999	$17.63

The following is a summary of PSUs subject to market conditions under the Company’s 2021 Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding PSUs as of January 1, 2026	5,656,459	$16.02
Granted	—	$—
Vested and Issued	(2,662,298)	$18.01
Forfeited	(41,078)	$20.87
Outstanding PSUs as of September 30, 2026	2,953,083	$14.15

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

During the nine months ended September 30, 2026, the Company issued 161,061 shares of Class A Common Stock related to the 2021 ESPP offering that ended on May 31, 2026.

The fair value of shares for the offering that commenced on June 1, 2026 was estimated at $9.50 per share, using the following assumptions, and expected to result in the issuance of approximately 155,537 shares of Class A Common Stock under this offering that will end on November 30, 2026.

As of September 30, 2026
Dividend yield	0.0%
Risk free interest rate	3.8%
Volatility	79.0%

Unrecognized stock-based compensation

The Company has $334,371 of unrecognized compensation expense related to its 11,327,433 shares of unvested restricted stock and RSUs, 13,141,474 PSUs subject to market conditions, 11,070,637 options, 11,605,941 additional PSUs that are not subject to market conditions and approximately 155,537 shares of Class A Common Stock to be issued under the 2021 ESPP offering that will end on November 30, 2026. This unrecognized stock-based compensation will be recognized over a weighted average period of 1.70 years.

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

During the three and nine months ended September 30, 2026, the Company repurchased 1,280,261 and 4,477,251 shares of Class A Common Stock, respectively, for a value of $29,884 and $85,513, respectively. As of September 30, 2026, $78,549 remained available for purchases under this discretionary plan.

Issuance of Class A Common Stock

During the nine months ended September 30, 2026, the Company issued 3,905,904 shares of Class A Common Stock valued at $66,322 for the Seller Notes payment related to its Marigold’s Enterprise Business acquisition and 660,937 shares of Class A Common Stock valued at $10,958 for the earn-out payment related to its LiveIntent acquisition. In addition, 12,698 shares of Class A Common Stock valued at $218 were returned and retired due to fair value adjustment.

The Company also issued 326,686 shares of Class A Common Stock valued at $10,130 under a long-term strategic partnership agreement, with the related cost to be recognized as stock-based compensation expenses over the term of the agreement.

NOTE 11. Leases

The Company maintains leased offices and data center space in the United States of America, India, United Kingdom, Denmark, Netherlands, Czech Republic, France and Germany.

The balance for right-to-use assets and lease liabilities are as follows:

Operating Leases	As of September 30, 2026	As of December 31, 2025
Right-to-use assets - operating leases, net	$19,480	$19,101
Current portion of long-term operating lease liabilities*	$9,840	$8,944
Long-term operating lease liabilities*	$10,762	$11,715

*Current portion of long-term operating lease liabilities and long-term operating lease liabilities are included in other current liabilities and other non-current liabilities, respectively, in the condensed unaudited consolidated balance sheets.

Minimum lease obligations - future minimum payments under all operating leases as of September 30, 2026 are as follows:

Year ended December 31,
Remainder of 2026	$2,930
2027	9,579
2028	5,182
2029	3,692
2030	798
2031 and thereafter	146
Total undiscounted lease commitments	$22,327
Less: Imputed interest	(1,725)
Total discounted operating lease liabilities	$20,602

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

Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents the fair value of the financial instruments measured at fair value on a recurring basis:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$295,954	$—	$—	$295,954
Total assets measured at fair value	$295,954	$—	$—	$295,954
Liabilities
Acquisition-related liabilities	$—	$—	$53,189	$53,189
Total liabilities measured at fair value	$—	$—	$53,189	$53,189

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents*	$275,401	$—	$—	$275,401
Total assets measured at fair value	$275,401	$—	$—	$275,401
Liabilities
Acquisition-related liabilities	$—	$—	$188,483	$188,483
Total liabilities measured at fair value	$—	$—	$188,483	$188,483

*Includes cash invested by the Company in money market accounts with certain financial institutions.

The fair value of the acquisition-related liabilities was estimated using the Monte-Carlo simulation model and was classified as a Level 3 financial instrument. The significant assumptions used in the model are the forecasted financial performance of the acquired businesses in future periods.

There were no transfers of financial instruments into or out of Level 3 during the nine months ended September 30, 2026 and 2025.

The following table reconciles the changes in the fair value of the liabilities categorized within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$50,905	$39,161	$188,483	$41,864
Payments made during the period	—	—	(140,483)	(11,868)
Change in fair value	2,284	11,494	5,189	20,659
Balance, end of period	$53,189	$50,655	$53,189	$50,655

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

The fair value of the loan advances, included in “Other non-current assets” on the condensed unaudited consolidated balance sheets, approximates its carrying value as of September 30, 2026, as the interest rate related to the financial instruments approximated market rate.

NOTE 13. Income Taxes

The Company’s income tax provision consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $4,021 and $1,071, respectively, which included a discrete tax benefit of $231 and $1,599, respectively, related to windfall tax benefits for stock-based compensation, the settlement of uncertain tax positions, and the finalization of the Marigold’s Enterprise Business acquisition. The effective tax rate for the three months ended September 30, 2026 was positive 9.5% on a pre-tax income of $42,294 and for the nine months ended September 30, 2026 was positive 3.1% on a pre-tax income of $34,270.

The effective tax rate for the three and nine months ended September 30, 2026 differs from the U.S. statutory tax rate primarily due to (i) the limited tax benefit recognized on U.S. operating results as the Company continues to maintain a full valuation allowance against its U.S. deferred tax assets, (ii) non-deductible executive compensation under IRC Section 162(m), (iii) state and local taxes, and (iv) the impact of windfall tax benefits associated with share-based compensation.

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

NOTE 14. Net Income / (Loss) Per Share Attributable to Common Stockholders

Basic net income / (loss) per share is computed using the two-class method, by dividing the net income / (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net income / (loss) per share is computed by giving effect to all potential shares of common stock of the Company, outstanding stock options, warrants, to the extent dilutive. However, the unvested restricted stock, RSUs and PSUs as of September 30, 2026 and 2025 of 14,445,635 and 29,576,843, respectively, are not considered as participating securities and to the extent considered anti-dilutive are excluded from the weighted average number of shares used for calculating basic and diluted net income / (loss) per share. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the calculation of basic and diluted net income / (loss) per share attributable to common stockholders during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Numerator for Basic and Diluted income / (loss) per share – net income / (loss) available to common stockholders	$38,273	$(3,634)	$33,199	$(38,048)
Denominator:
Class A Common Stock	226,208,976	202,909,635	221,995,430	198,708,899
Class B Common Stock	23,638,426	19,531,247	22,626,165	18,744,898
Denominator for Basic income / (loss) per share – weighted-average common stock	249,847,402	222,440,882	244,621,595	217,453,797
Effect of Dilutive securities	14,783,817	—	10,249,894	—
Denominator for Diluted income / (loss) per share – weighted-average common stock	264,631,219	222,440,882	254,871,489	217,453,797
Basic income / (loss) per share	$0.15	$(0.02)	$0.14	$(0.17)
Diluted income / (loss) per share	$0.14	$(0.02)	$0.13	$(0.17)

For the periods the Company was in a net loss position, the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Therefore, net loss per share attributable to common stockholders was the same on a basic and diluted basis.

Anti-dilutive weighted-average common equivalent shares were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Options	524,864	1,315,711	4,284,634	1,065,330
Restricted Stock and RSUs	—	16,020,149	1,513	14,322,287
PSUs	734,421	4,801,030	899,540	4,065,929

NOTE 15. Subsequent Events

Acquisition of Senso Agentic Inc.

On October 7, 2026, the Company acquired all outstanding equity interests in Senso Agentic Inc. (“Senso”) for consideration of approximately $27,500, consisting of $7,500 in cash, $10,000 paid in the form of 287,711 shares of the Company's Class A Common Stock, and a potential earnout payment of up to $10,000 to be settled in shares of the Company's Class A Common Stock based on the achievement of certain performance targets. The consideration is subject to customary adjustments and holdback arrangements.

Acquisition of Social Audience B.V.

On October 22, 2026, the Company acquired all outstanding equity interests in Social Audience B.V. (“Digital Audience”) for consideration of approximately $35,000, consisting of $5,564 in cash, $13,436 paid in the form of 406,871 shares of the Company’s Class A Common Stock, and a potential earnout payments of up to $16,000 to be settled in shares of the Company's Class A Common Stock based on the achievement of certain performance targets. The consideration is subject to customary adjustments and holdback arrangements.

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

Factors Affecting Results of Operations

For a discussion of the factors affecting our results of operations, please see “Factors Affecting Results of Operations” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A “Risk Factors” of our 2025 Annual Report, as well as in Part II, Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q.

Key Performance Metrics

We review key performance metrics, discussed below, to evaluate our business, track performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics provides investors with effective ways to measure and model the performance of companies such as ours, with recurring revenue streams.

Super-scaled customers increased 18% to 212 as of September 30, 2026, compared to 180 as of September 30, 2025, primarily due to higher usage of our platform among our customers and new additions to our super-scaled customer base.

Super-scaled customer Average Revenue Per User (“ARPU”) increased 22% to $2.0 million (across 212 customers) for the three months ended September 30, 2026, compared to $1.6 million (across 180 customers) for the three months ended September 30, 2025.

Description of Certain Components of Financial Data

Revenues

Our revenue primarily arises from use of our technology platform via subscription fees, volume-based utilization fees and fees for professional services. Our platform revenue is comprised of a mix of direct platform revenue and integrated platform revenue, which leverages API integrations with third parties. For the nine months ended September 30, 2026 and 2025, we derived 72% and 75% of our revenues from direct platforms, respectively, and 28% and 25% of our revenues from integrated platforms, respectively. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Sales and other taxes collected by us are excluded from revenue. Our revenue recognition policies are discussed in more detail below under “Critical Accounting Estimates.”

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

Interest expenses / (income), net

Interest expenses / (income), net primarily consists of interest payable on our long-term borrowings, net of interest earned on our short-term investments in money market accounts and other short-term deposits. We anticipate interest expense to be impacted by changes in variable interest rates.

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

We estimate the recognition of unrecognized stock-based compensation as follows, subject to future forfeitures:

Year ended December 31,
Remainder of 2026	2027	2028	2029	2030 and thereafter	Total
$47,700	$122,494	$70,101	$40,376	$53,700	$334,371

Results of Operations

We operate as a single reportable segment to reflect the way our Chief Operating Decision Maker (“CODM”) reviews and assesses the performance of the business. The Company’s CODM is the Chief Executive Officer.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$492,658	$337,169	$1,331,728	$910,030
Operating expenses:
Cost of revenues (excluding depreciation and amortization)	195,633	133,224	539,076	353,700
General and administrative expenses	74,976	56,393	224,288	172,602
Selling and marketing expenses	109,444	85,315	315,884	247,076
Research and development expenses	41,539	29,812	128,724	87,203
Depreciation and amortization	21,139	17,191	67,326	52,281
Acquisition-related expenses	1,356	6,482	3,022	6,482
Restructuring expenses	2,623	—	9,375	3,152
Total operating expenses	$446,710	$328,417	$1,287,695	$922,496
Income / (loss) from operations	45,948	8,752	44,033	(12,466)
Interest expenses / (income), net	909	(180)	2,568	317
Other expenses, net	2,745	11,726	7,195	21,589
Total other expenses	$3,654	$11,546	$9,763	$21,906
Income / (loss) before income taxes	42,294	(2,794)	34,270	(34,372)
Income tax provision	4,021	840	1,071	3,676
Net income / (loss)	$38,273	$(3,634)	$33,199	$(38,048)

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenues

	Three months ended September 30,		Change
	2026	2025	Amount	%
Revenues	$492,658	$337,169	$155,489	46.1%

Revenues increased by $155.5 million, or 46.1%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in revenues is attributable to incremental revenues of $87.2 million from new customers and $68.3 million from existing customers. The acquisition of Marigold’s Enterprise Business contributed revenues of $48.0 million.

Cost of revenues (excluding depreciation and amortization)

	Three months ended September 30,		Change
	2026	2025	Amount	%
Cost of revenues (excluding depreciation and amortization)	$195,633	$133,224	$62,409	46.8%

Cost of revenues (excluding depreciation and amortization) increased by $62.4 million, or 46.8%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase was primarily driven by $53.7 million of incremental media costs related to incremental revenues, higher employee-related costs of $6.2 million and technology expenses of $2.5 million.

General and administrative expenses

	Three months ended September 30,		Change
	2026	2025	Amount	%
General and administrative expenses	$74,976	$56,393	$18,583	33.0%

General and administrative expenses increased by $18.6 million, or 33.0%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase was primarily driven by higher technology and infrastructure costs of $15.8 million, employee-related costs of $0.9 million, professional services fees of $0.7 million, stock-based compensation of $0.2 million and other general and administrative expenses of $1.0 million.

Selling and marketing expenses

	Three months ended September 30,		Change
	2026	2025	Amount	%
Selling and marketing expenses	$109,444	$85,315	$24,129	28.3%

Selling and marketing expenses increased by $24.1 million, or 28.3%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase was primarily driven by higher employee-related costs of $16.3 million, stock-based compensation of $1.9 million and other sales and marketing-related expenses of $5.9 million.

Research and development expenses

	Three months ended September 30,		Change
	2026	2025	Amount	%
Research and development expenses	$41,539	$29,812	$11,727	39.3%

Research and development expenses increased by $11.7 million, or 39.3%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase was primarily driven by higher employee-related costs of $7.5 million, stock-based compensation of $2.4 million and consulting fees of $1.8 million.

Depreciation and amortization

	Three months ended September 30,		Change
	2026	2025	Amount	%
Depreciation and amortization	$21,139	$17,191	$3,948	23.0%

Depreciation and amortization increased by $3.9 million, or 23.0%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase was primarily driven by higher amortization expenses related to intangible assets.

Acquisition-related expenses

	Three months ended September 30,		Change
	2026	2025	Amount	%
Acquisition-related expenses	$1,356	$6,482	$(5,126)	(79.1)%

Acquisition-related expenses decreased by $5.1 million, or 79.1%, for the three months ended September 30, 2026 as compared to three months ended September 30, 2025. This decrease was primarily driven by a decrease in legal and professional fees incurred for our business combinations.

Restructuring expenses

	Three months ended September 30,		Change
	2026	2025	Amount	%
Restructuring expenses	$2,623	$—	$2,623	NM*

We recorded restructuring expenses of $2.6 million for the three months ended September 30, 2026 related to employee termination costs due to internal restructuring. We did not have any restructuring expenses during the three months ended September 30, 2025.

*Not Meaningful

Interest expenses / (income), net

	Three months ended September 30,		Change
	2026	2025	Amount	%
Interest expenses / (income), net	$909	$(180)	$1,089	NM*

Interest expenses, net increased by $1.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to lower interest income earned on our money market accounts and short-term deposits.

*Not Meaningful

Other expenses, net

	Three months ended September 30,		Change
	2026	2025	Amount	%
Other expenses, net	$2,745	$11,726	$(8,981)	(76.6%)

Other expenses, net decreased by $9.0 million, or 76.6%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This decrease in other expenses, net was primarily driven by a decrease in the fair value change of acquisition-related liabilities recorded during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Income tax provision

	Three months ended September 30,		Change
	2026	2025	Amount	%
Income tax provision	$4,021	$840	$3,181	378.7%

For the three months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $4.0 million and $0.8 million, respectively, yielding an effective tax rate of positive 9.5% and negative 30.1%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate, primarily due to the limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets. For the three months ended September 30, 2026, the effective tax rate was also impacted by (i) non-deductible executive compensation under IRC Section 162(m), (ii) state and local taxes, (iii) the settlement of uncertain tax positions, (iv) the finalization of the Marigold’s Enterprise Business acquisition and (v) the impact of windfall tax benefits associated with share-based compensation.

Comparison of the Nine months ended September 30, 2026 and 2025

Revenues

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Revenues	$1,331,728	$910,030	$421,698	46.3%

Revenues increased by $421.7 million, or 46.3%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in revenues is attributable to incremental revenues of $250.1 million from new customers and $171.6 million from existing customers. The acquisition of Marigold’s Enterprise Business contributed revenues of $151.7 million.

Cost of revenues (excluding depreciation and amortization)

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Cost of revenues (excluding depreciation and amortization)	$539,076	$353,700	$185,376	52.4%

Cost of revenues (excluding depreciation and amortization) increased by $185.4 million, or 52.4%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily driven by $155.7 million of incremental media costs related to incremental revenues, higher employee-related costs of $18.8 million and technology expenses of $10.9 million.

General and administrative expenses

	Nine months ended September 30,		Change
	2026	2025	Amount	%
General and administrative expenses	$224,288	$172,602	$51,686	29.9%

General and administrative expenses increased by $51.7 million, or 29.9%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily driven by higher technology and infrastructure costs of $43.0 million, employee-related costs of $4.8 million, professional services fees of $2.2 million, stock-based compensation of $0.8 million and other general and administrative expenses of $0.9 million.

Selling and marketing expenses

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Selling and marketing expenses	$315,884	$247,076	$68,808	27.8%

Selling and marketing expenses increased by $68.8 million, or 27.8%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily driven by higher employee-related costs of $47.3 million, stock-based compensation of $8.5 million and other sales and marketing-related expenses of $13.0 million.

Research and development expenses

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Research and development expenses	$128,724	$87,203	$41,521	47.6%

Research and development expenses increased by $41.5 million, or 47.6%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily driven by an increase in employee-related costs of $23.8 million, stock-based compensation of $12.1 million and consulting fees of $5.6 million.

Depreciation and amortization

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Depreciation and amortization	$67,326	$52,281	$15,045	28.8%

Depreciation and amortization increased by $15.0 million, or 28.8%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily driven by higher amortization expenses related to intangible assets.

Acquisition-related expenses

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Acquisition-related expenses	$3,022	$6,482	$(3,460)	(53.4)%

Acquisition-related expenses decreased by $3.5 million, or 53.4%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This decrease was primarily driven by a decrease in legal and professional fees incurred for our business combinations.

Restructuring expenses

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Restructuring expenses	$9,375	$3,152	$6,223	197.4%

Restructuring expenses increased by $6.2 million, or 197.4%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily due to higher employee termination costs due to internal restructuring.

Interest expenses, net

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Interest expenses, net	$2,568	$317	$2,251	710.1%

Interest expenses, net increased by $2.3 million, or 710.1%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to lower interest income earned on our money market accounts and short-term deposits.

Other expenses, net

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Other expenses, net	$7,195	$21,589	$(14,394)	(66.7%)

Other expenses, net decreased by $14.4 million, or 66.7%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This decrease in other expenses, net was driven by a decrease in the fair value change of acquisition-related liabilities of $15.6 million, primarily offset by foreign exchange loss of $1.2 million due to the depreciation of the U.S. dollar against other currencies.

Income tax provision

	Nine months ended September 30,		Change
	2026	2025	Amount	%
Income tax provision	$1,071	$3,676	$(2,605)	(70.9%)

For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $1.1 million and $3.7 million, respectively, yielding an effective tax rate of positive 3.1% and negative 10.7%, respectively. The effective tax rate for both interim periods was different than the U.S. statutory rate, primarily due to the limited tax benefit recorded for U.S. operating losses as the Company maintains a full valuation allowance against its U.S. deferred tax assets. For the nine months ended September 30, 2026, the effective tax rate was also impacted by (i) non-deductible executive compensation under IRC Section 162(m), (ii) state and local taxes, (iii) the settlement of uncertain tax positions, (iv) the finalization of the Marigold’s Enterprise Business acquisition and (v) the impact of windfall tax benefits associated with share-based compensation.

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

Adjusted EBITDA and adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure defined as net income / (loss) adjusted for interest expenses/ (income), net, depreciation and amortization, stock-based compensation, income tax (benefit) / provision, acquisition-related expenses, restructuring expenses, change in fair value of warrants and derivative liabilities, certain dispute settlement expenses, gain on extinguishment of debt, certain non-recurring capital raise related (including initial public offering (“IPO”)) expenses, including the payroll taxes related to vesting of restricted stock and restricted stock units upon the completion of the IPO, and other expenses, net. Acquisition-related expenses and restructuring expenses primarily consist of professional services fees, severance and other employee-related costs, which may vary from period to period depending on the timing of our acquisitions and restructuring activities and may distort the comparability of the results of operations. Change in fair value of warrants and derivative liabilities is a non-cash expense related to periodically recording “mark-to-market” changes in the valuation of derivatives and warrants. Other expenses, net consists of non-cash expenses such as changes in fair value of acquisition-related liabilities, gains and losses on extinguishment of acquisition-related liabilities, gains and losses on sales of assets and foreign exchange gains and losses. In particular, we believe that the exclusion of stock-based compensation, certain dispute settlement expenses and non-recurring capital raise related (including IPO) expenses that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. Adjusted EBITDA margin is a non-GAAP metric defined as adjusted EBITDA divided by the total revenues for the same period. Adjusted EBITDA and adjusted EBITDA margin provide us with a useful measure for period-to period comparisons of our business as well as comparison to our peers. Our use of adjusted EBITDA and adjusted EBITDA margin has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenues and net income / (loss).

The following table reconciles adjusted EBITDA and adjusted EBITDA margin to net income / (loss) and net income / (loss) margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income / (loss)	$38,273	$(3,634)	$33,199	$(38,048)
Net income / (loss) margin	7.8%	(1.1)%	2.5%	(4.2)%
Add back:
Depreciation and amortization	21,139	17,191	67,326	52,281
Acquisition-related expenses	1,356	6,482	3,022	6,482
Restructuring expenses	2,623	—	9,375	3,152
Stock-based compensation	49,978	45,632	155,125	134,090
Other expenses, net	2,745	11,726	7,195	21,589
Interest expenses / (income), net	909	(180)	2,568	317
Income tax provision	4,021	840	1,071	3,676
Adjusted EBITDA	$121,044	$78,057	$278,881	$183,539
Adjusted EBITDA margin	24.6%	23.2%	20.9%	20.2%

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.

As of September 30, 2026, we had cash and cash equivalents of $340.1 million and net working capital, consisting of current assets less current liabilities of $432.7 million. As of September 30, 2026, we had an accumulated deficit of $1,026.6 million.

We believe our existing cash and anticipated net cash provided by operating activities, together with available borrowings under our 2026 Revolving Facility (as defined below), will be sufficient to meet our working capital requirements for at least the next 12 months and thereafter for the foreseeable future. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in our 2025 Annual Report. In the future, we may attempt to raise additional capital through sales of equity securities or through equity linked or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to our equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2026	2025
Net cash provided by / (used for):
Cash provided by operating activities	$210,260	$134,767
Cash used for investing activities	(151,282)	(26,872)
Cash used for financing activities	(39,787)	(88,652)
Effect of exchange rate changes on cash and cash equivalents	1,130	(216)
Net increase in cash and cash equivalents	$20,321	$19,027

Net cash provided by operating activities

During the nine months ended September 30, 2026, net cash provided by operating activities of $210.3 million resulted primarily from adjusted non-cash items of $226.8 million and net income of $33.2 million. Non-cash items include stock-based compensation of $155.1 million, depreciation and amortization expense of $67.3 million and a change in fair value of acquisition-related liabilities of $5.0 million. Changes in operating assets and liabilities were primarily driven by increases in accounts receivable of $48.5 million, other non-current assets of $14.1 million, $9.6 million of prepaid expenses, and decreases in accounts payable of $18.8 million and other non-current liabilities of $2.2 million, as well as payment of acquisition-related liabilities of $4.8 million related to the LiveIntent acquisition, partially offset by a decrease in other current assets of $5.2 million and an increase in accrued expenses and other current liabilities of $38.3 million and deferred revenue of $4.9 million.

During the nine months ended September 30, 2025, net cash provided by operating activities of $134.8 million resulted primarily from adjusted non-cash items of $211.0 million, more than offsetting our net loss of $38.0 million. Non-cash items include stock-based compensation of $134.1 million, depreciation and amortization expense of $52.3 million and a change in fair value of acquisition-related liabilities of $20.7 million. Changes in operating assets and liabilities were primarily driven by increases in accounts receivable of $40.3 million, prepaid expenses of $15.2 million and, other current assets of $1.3 million and decreases in accounts payable of $14.9 million and deferred revenue of $6.4 million, partially offset by an increase in accrued expenses and other current liabilities of $38.8 million and a decrease in other non-current assets of $0.8 million.

Net cash used for investing activities

During the nine months ended September 30, 2026, we used $151.3 million of cash for investing activities, primarily consisting of loan advances of $70.0 million, business and asset acquisitions and other investments of $51.1 million (net of cash acquired), website and software development costs of $19.4 million, and capital expenditures of $10.9 million (including a $1.3 million investment in data and partnership agreements).

During the nine months ended September 30, 2025, we used $26.9 million of cash for investing activities, primarily consisting of website and software development costs of $15.1 million, capital expenditures of $10.6 million (including a $3.8 million investment in data and partnership agreements), and $1.2 million for certain acquisition-related liabilities related to the LiveIntent acquisition.

Net cash used for financing activities

During the nine months ended September 30, 2026, we used $39.8 million of cash for financing activities, primarily due to the repurchase of $85.5 million of shares of our common stock repurchased under the 2025 SRP (as defined below), including the RSA Withholding Program (as defined below), and payment of acquisition-related liabilities of $8.4 million, partially offset by net proceeds from the credit facility refinancing of $45.8 million, and receipts from the ESPP and exercise of options of $8.3 million.

During the nine months ended September 30, 2025, we used $88.7 million of cash for financing activities, primarily due to the repurchase of $86.0 million of shares of our common stock repurchased under our prior stock repurchase program and RSA Withholding Program and the payment of acquisition-related liabilities of $6.3 million, partially offset by receipts from the ESPP and exercise of options of $3.6 million.

Debt

On August 30, 2024, we refinanced and replaced our previous senior secured credit facility, dated February 3, 2021, by entering into a new credit agreement with a syndicate of financial institutions and institutional lenders, providing for a five-year $550.0 million senior secured credit facility (the “ Existing Senior Secured Credit Facility”), which consisted of (i) a senior secured term loan in an aggregate principal amount of $200.0 million and (ii) a $350.0 million senior secured revolving credit facility. Concurrently with entering into the credit agreement, we drew down the $200.0 million term loan and repaid all outstanding obligations in the amount of $185.0 million under the previous senior secured credit facility and terminated all commitments thereunder.

On July 24, 2026, we refinanced and replaced the Existing Senior Secured Credit Facility by entering into a new credit agreement (the “2026 Credit Agreement”) with a syndicate of financial institutions and institutional lenders, providing for a five-year $1.0 billion senior secured credit facility (the “2026 Senior Secured Credit Facility”), which consists of (i) a senior secured term loan in an aggregate principal amount of $250.0 million (the “2026 Term Loan”) and (ii) a $750.0 million senior secured revolving credit facility (the “2026 Revolving Facility”). Concurrently with entering into the 2026 Credit Agreement, we drew down the $250.0 million of 2026 Term Loan and repaid all outstanding obligations in the amount of $200.0 million under the Existing Senior Secured Credit Facility and terminated all commitments thereunder. Interest shall be payable at the end of the selected interest period. We are required to repay the principal balance and any unpaid accrued interest on the 2026 Senior Secured Credit Facility on July 24, 2031. As of September 30, 2026, we had $243.9 million (net of $6.1 million of unamortized debt acquisition costs) of outstanding long-term borrowings.

We are currently in compliance with our financial covenants under the 2026 Senior Secured Credit Facility, and, based upon our current expectations, believe that we will continue to comply with our financial maintenance covenants for the next 12 months. The 2026 Senior Secured Credit Facility contains restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, purchase our securities, undertake transactions with affiliates, make other investments, pay dividends or distribute excess cash flow.

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

As such, we may use corporate cash to make required tax payments associated with the vesting of certain executive RSAs and withhold a corresponding number of shares from such executives. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs, and whether there is a better alternative use of capital. Repurchases and withholdings during any given fiscal period under the 2025 SRP will reduce the number of weighted-average common shares outstanding for the period. Refer to Part II, Item 2 for details of repurchases made under the 2025 SRP during the three months ended September 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the nine months ended September 30, 2026 from the disclosure included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. The outcome of claims, lawsuits and legal proceedings brought against us, however, is subject to significant uncertainties. There have been no material changes to the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2025 Annual Report, other than as disclosed in our Quarterly Report on Form 10-Q filed on August 5, 2026.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase and Withholding Program

Common stock repurchases during the quarter ended September 30, 2026 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1, 2026 – July 31, 2026	944,140	$21.18	944,140	$88.4
August 1, 2026 – August 31, 2026	65,388	$28.55	65,388	$86.5
September 1, 2026 – September 30, 2026	270,733	$29.53	270,733	$78.5
Total	1,280,261		1,280,261

(1) On July 23, 2025, the Company’s Board of Directors authorized the 2025 SRP, which authorized up to $200.0 million in the aggregate for (i) repurchases of the Company’s outstanding Class A Common Stock through December 31, 2027 and (ii) the RSA Withholding Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Zeta Global Holdings Corp.	8-K	001-40464	3.1	6/15/2021

3.2	Amended and Restated Bylaws of Zeta Global Holdings Corp.	8-K	001-40464	3.2	6/15/2021

10.1	Credit Agreement among Zeta Global Corp., Zeta Global Holdings Corp., Certain Subsidiaries, the lenders party thereto, Bank of America, and BofA Securities, Inc.	8-K	001-40464	10.1	7/27/2026

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

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

Zeta Global Holdings Corp.

Date: November 9, 2026	By:	/s/ David A. Steinberg
David A. Steinberg
President, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Christopher Greiner
Christopher Greiner
Chief Financial Officer (Principal Financial Officer)